Form 10QSB
period 2001-06-30
AQUA DYNE INC
filed 2001-08-20
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2001.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                         Commission File No.0-32863

                                  Aqua Dyne, Inc.
                                  ---------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                      33-0922627
         ----------                                    -------------
State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization

            23011 Moulton Parkway, Ste. A-16, Laguna Hills, CA
            -----------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number: (949) 597-0268
                           --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 14, 2001, there were 6,647,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                    CONTENTS

Balance Sheets                                                           F - 2

Statements of Operations                                                 F - 3

Statement of Changes in Stockholders' Equity (Deficit)                   F - 4

Statements of Cash Flows                                                 F - 5

Notes to the Financial Statements                                        F - 6


                                                AQUA DYNE, INC.
                                        (A DEVELOPMENTAL STAGE COMPANY)
                                                BALANCE SHEETS
----------------------------------------------------------------------------------------------------------

                                                      ASSETS
                                                                           JUNE 30, 2001
                                                                            (UNAUDITED)    DECEMBER 31, 2000
                                                                           --------------   --------------
Current assets:
    Cash                                                                   $     453,580    $     486,795
    Prepaid expenses                                                              56,639                -
    Note receivable - related party (Note 2)                                     200,000                -
    Other current assets                                                           2,236                -
                                                                           --------------   --------------

     Total current assets                                                        712,455          486,795
                                                                           --------------   --------------

Intellectual property, net of amortization                                         4,765            3,887
                                                                           --------------   --------------

     Total assets                                                          $     717,220    $     490,682
                                                                           ==============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $           -    $      10,641
    Due to officer                                                                     -            7,364
    Stock subscription payable                                                         -          487,000
                                                                           --------------   --------------

     Total current liabilities                                                         -          505,005
                                                                           --------------   --------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
       6,647,000 and 4,650,000 shares issued and outstanding at June 30,
       2001 and December 31, 2000, respectively                                    6,647            4,650
    Additional paid-in capital                                                   996,003                -
    Accumulated deficit during development stage                                (285,430)         (18,973)
                                                                           --------------   --------------

     Total stockholders' equity                                                  717,220          (14,323)
                                                                           --------------   --------------

     Total liabilities and stockholders' equity                            $     717,220    $     490,682
                                                                           ==============   ==============

    The accompanying notes are an integral part of these financial statements

                                      F-2


                                           AQUA DYNE, INC.
                                   (A DEVELOPMENTAL STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                                   CUMULATIVE
                                                                                   AMOUNTS FROM
                                                                   FROM INCEPTION   INCEPTION
                                      FOR THE THREE  FOR THE SIX   APRIL 26, 2000) (APRIL 26, 2000)
                                      THREE MONTHS   MONTHS ENDED     THROUGH        THROUGH
                                      JUNE 30, 2001  JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2001
                                      ------------   ------------   ------------   ------------
Operating costs and expenses:
    General and administrative        $    17,617    $    24,274    $       666    $    43,247
    Research and development              113,697        252,668              -        252,668
                                      ------------   ------------   ------------   ------------

        Total operating expenses          131,314        276,942            666        295,915
                                      ------------   ------------   ------------   ------------

Loss from operations                     (131,314)      (276,942)          (666)      (295,915)

Other income:
    Interest income                         7,135         10,485              -         10,485
                                      ------------   ------------   ------------   ------------

Provision for income taxes                      -              -              -              -
                                      ------------   ------------   ------------   ------------

      Net loss                        $  (124,179)   $  (266,457)   $      (666)   $  (285,430)
                                      ============   ============   ============   ============

      Net loss per share              $     (0.02)   $     (0.04)   $     (0.00)   $     (0.05)
                                      ============   ============   ============   ============

Weighted average shares outstanding     6,647,000      6,297,762      1,989,231      5,330,686
                                      ============   ============   ============   ============

         The accompanying notes are an integral part of these financial statements

                                                F-3


                                                          AQUA DYNE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    DEFICIT
                                                          COMMON STOCK                            ACCUMULATED
                                                  ------------------------------   ADDITIONAL     DURING THE           TOTAL
                                                    NUMBER OF                        PAID-IN      DEVELOPMENT      STOCKHOLDERS'
                                                      SHARES     PAR VALUE $0.001    CAPITAL          STAGE            EQUITY
                                                  --------------  --------------  --------------  --------------   --------------
Balance at inception - April 26, 2000                         -   $           -   $           -   $           -    $           -

Issuance of stock for intellectual property           4,000,000           4,000               -               -            4,000

Issuance of stock to directors                          650,000             650               -               -              650

Net loss                                                      -               -               -         (18,973)         (18,973)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at December 31, 2000                          4,650,000           4,650               -         (18,973)         (14,323)
                                                  --------------  --------------  --------------  --------------   --------------

Issuance of stock for cash from stock
  subscriptions (unaudited) (Note 3)                    487,000             487         486,513               -          487,000
Issuance of stock for intellectual property
  (unaudited) (Note 3)                                1,000,000           1,000               -               -            1,000
Issuance of stock for cash (unaudited) (Note 3)         510,000             510         509,490               -          510,000
Net loss (unaudited)                                          -               -               -        (266,457)        (266,457)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at June 30, 2001 (unaudited)                  6,647,000   $       6,647   $     996,003   $    (285,430)   $     717,220
                                                  ==============  ==============  ==============  ==============   ==============

                             The accompanying notes are an integral part of these financial statements

                                                               F-4


                                           AQUA DYNE, INC.
                                   (A DEVELOPMENTAL STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                                   CUMULATIVE AMOUNTS
                                                                                   FROM INCEPTION    FROM INCEPTION
                                                                                   (APRIL 26, 2000  (APRIL 26, 2000)
                                                                  SIX MONTHS ENDED     THROUGH          THROUGH
                                                                   JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001
                                                                   --------------   --------------   --------------
    Cash flows provided by operating activities:
      Net loss                                                     $    (266,457)   $        (666)        (285,430)
                                                                   --------------   --------------   --------------

    Adjustment to reconcile net loss to cash used by operations:
      Amortization                                                           122               16              235
      Directors fees                                                           -              650              650
    Changes in assets and liabilities:
      Increase in prepaid expenses                                       (56,639)               -          (56,639)
      Increase in other current assets                                    (2,236)               -           (2,236)
      Decrease in accounts payable                                       (10,641)               -                -
      Decrease in due to officer                                          (7,364)               -                -
                                                                   --------------   --------------   --------------

        Net cash used by operations                                     (343,215)               -         (343,420)
                                                                   --------------   --------------   --------------

    Cash flows used by investing activities:
      Investment in note receivable - related party                     (200,000)               -         (200,000)
                                                                   --------------   --------------   --------------

        Net cash used by investing activities                           (200,000)               -         (200,000)
                                                                   --------------   --------------   --------------

    Cash flows provided by financing activities:
      Issuance of stock subscription payable                                   -                -          487,000
      Issuance of common stock                                           510,000                -          510,000
                                                                   --------------   --------------   --------------

        Net cash from financing activities                               510,000                -          997,000
                                                                   --------------   --------------   --------------

    Net increase (decrease) in cash                                      (33,215)               -          453,580

    Cash, beginning of period                                            486,795                -                -
                                                                   --------------   --------------   --------------

    Cash, end of period                                            $     453,580    $           -          453,580
                                                                   ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
      Issuance of stock held for intellectual property             $       1,000    $       4,000            5,000
                                                                   ==============   ==============   ==============

      Issuance of stock to directors                               $           -    $         650    $         650
                                                                   ==============   ==============   ==============

      Issuance of stock for stock subscription payable             $     487,000    $           -          487,000
                                                                   ==============   ==============   ==============

              The accompanying notes are an integral part of these financial statements

                                                F-5

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of Aqua Dyne, Inc. (the Company) as of June 30, 2001 and for the six months ended June 30, 2001 and from inception (April 26, 2000) through June 30, 2000, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2001 and from inception (April 26, 2000) through June 30, 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (April 26, 2000) to December 31, 2000.

2.       RELATED PARTY TRANSACTIONS
         --------------------------

         In April 2001, the Company loaned $200,000 to a shareholder in exchange for a note receivable. The note had a principal balance of $200,000 and matures on July 24, 2001. The note carried an annual interest rate of 6%. Principal and accrued interest are due on the maturity date. The note receivable, plus interest, was paid in full on July 24, 2001.

         In addition, the Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $270,021 (unaudited) to Global and one of its related entities for the six months ended June 30, 2001. Of this amount, $227,668 (unaudited) was charged to research and development expense for the six months ended June 30, 2001.

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

3.       CAPITAL STOCK
         -------------

         COMMON STOCK
         ------------

         During the period October through December 31, 2000, the Company sold subscriptions for 487,000 shares of common stock under SEC Regulation D, Rule 504, for $487,000. Since the Company did not achieve its minimum level of funding as of December 31, 2000, the total amount received was classified as a liability. In January 2001, the Company reached its minimum level of funding, and the shares of common stock were subsequently issued to the subscribers.

         In January 2001, the Company issued 1,000,000 shares of restricted common stock to Global in accordance with the purchase agreement for the water purification technology.

         In January and February 2001, the Company continued its sale of common stock through the Regulation D, Rule 504 offering. The Company issued an additional 510,000 shares of common stock, at $1.00 per share, or $510,000.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

Overview of the Company;s Business
----------------------------------

         Aqua Dyne, Inc. ("Company", "us" or "we") was incorporated and commenced operations on April 26, 2000. The Company was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JetWater System for water purification. This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global"). As a result of the acquisition Global became our controlling shareholder. Following the acquisition of the patent rights and complete ownership of this technology, we have been working to complete development and testing of the JetWater System process.

         The Company acquired the JetWater System in its final stages of prototype development from Global Power & Water, Inc. ("Global") in fiscal year 2000 in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the successful commercialization of the system. To date a total of 5,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JetWater System. The acquisition of JetWater system from Global was accounted for as a purchase of an asset for stock.

Plan of Operations
------------------

         Management's goal was to keep costs to a minimum for the year until the JetWater System was ready for commercial development. Following the completion of the testing of the JetWater System the planned activities for the remainder of 2001 include: 1) initial production of the first commercial version of the JetWater System, which is expected to be available in the fall of 2001; 2) begin demonstrations to parties that would have a need for the JetWater System; 3) work with Global to continue to improve and modify the JetWater System; 4) initiate contract discussions for the JetWater System; and 5) seek out potential joint venture partners to market the JetWater System to selective industries and territories. While it is expected that the JetWater System will be ready to market beginning this fall, there can be no assurance that we will be successful in our marketing efforts, the development of any joint ventures or in the eventual sale of the JetWater System.

         We expect the funds raised in our offering to be sufficient to carry out all the management functions necessary to bring the JetWater System to market. For the fiscal year 2000, management kept expenditures to $18,973, consisting of primarily start-up and incorporating expenses. For the six months period ending June 30, 2001, the Company's expenditures (general and administrative costs) were $24,274 (unaudited). For the six months ending June 30, 2001, the Company has expended $252,668 (unaudited) in research and development costs relating to finalizing the development of the prototype, of which amount $227,668 (unaudited) was paid to Global and one of its related entities pursuant to the Company's agreement with Global. Under the terms of that agreement which relates to technical assistance to be provided to the Company, Global is to receive $80,000 per year increasing to $100,000 per year when a prototype passes the test requirements and to $120,000 per year after the Company signs their first commercial sales contract.

         With over $700,000 left from the offering proceeds the management believes it has sufficient capital to begin manufacturing and marketing of the JetWater System. The Company has budgeted approximately $425,000 for the fiscal year 2001 (funded with proceeds from the offering). The management believes that these funds should be sufficient to enable the Company to bring the JetWater System to market and generate sales. Although these cost estimates do provide for some contingencies and unexpected expenses they may not be sufficient should some major unforeseen event arise. For that reason the Company is keeping over $350,000 in reserves and for funding expenses in fiscal 2002 should no sales take place prior to such time.

         Our net loss for the six months period ending June 30, 2001 was $266,457 (unaudited)compared to our net loss from inception (April 26, 2000) until December 31, 2000 which was $18,973. Our net loss for the three months ended June 30, 2001 is $124,179 (unaudited).

         Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. Our general and administrative expenses for the six months ended June 30, 2001 were $24,274 (unaudited). Our general and administrative expenses for the three months ended June 30, 2001 were $17,617 (unaudited), which primarily include legal and accounting fees.

         Our research and development expenses from inception (April 26, 2000) until December 31, 2001 were nil. Our research and development expenses for the six months ended June 30, 2001 were $252,668 (unaudited). Our research and development expenses for the three months ended June 30, 2001 were $113,697 (unaudited). All costs were related to the process of establishing the technological feasibility of the water purification system.

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

    Exhibit No.   Description
    -----------   -----------

    None

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AQUA DYNE, INC.

Date: August 19, 2001                       By /s/John Ritter
      ---------------                         -------------------------------
                                            John Ritter, President
                                            and Treasurer (Chief Financial
                                            Officer)