Form 10QSB/A
period 2001-06-30
AQUA DYNE INC
filed 2001-10-22
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

Statement of Changes in Stockholders' Equity (Deficit)                   F - 4

Statements of Cash Flows                                                 F - 5

Notes to the Financial Statements                                        F - 6


                                                AQUA DYNE, INC.
                                        (A DEVELOPMENTAL STAGE COMPANY)
                                                BALANCE SHEETS
----------------------------------------------------------------------------------------------------------

                                                      ASSETS
                                                                           JUNE 30, 2001
                                                                            (UNAUDITED)    DECEMBER 31, 2000
                                                                           --------------   --------------
Current assets:
    Cash                                                                   $     453,580    $     486,795
    Prepaid expenses                                                              56,639                -
    Note receivable - related party (Note 2)                                     200,000                -
    Other current assets                                                           2,236                -
                                                                           --------------   --------------

     Total current assets                                                        712,455          486,795
                                                                           --------------   --------------

Intellectual property, net of amortization                                       982,120            3,887
                                                                           --------------   --------------

     Total assets                                                          $   1,694,575    $     490,682
                                                                           ==============   ==============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $           -    $      10,641
    Due to officer                                                                     -            7,364
    Stock subscription payable                                                         -          487,000
                                                                           --------------   --------------

     Total current liabilities                                                         -          505,005
                                                                           --------------   --------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
       6,647,000 and 4,650,000 shares issued and outstanding at June 30,
       2001 and December 31, 2000, respectively                                    6,647            4,650
    Additional paid-in capital                                                 1,995,003                -
    Accumulated deficit during development stage                                (307,075)         (18,973)
                                                                           --------------   --------------

     Total stockholders' equity                                                1,694,575          (14,323)
                                                                           --------------   --------------

     Total liabilities and stockholders' equity                            $   1,694,575    $     490,682
                                                                           ==============   ==============


    The accompanying notes are an integral part of these financial statements

                                       F-2


                                           AQUA DYNE, INC.
                                   (A DEVELOPMENTAL STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                                   CUMULATIVE
                                                                                   AMOUNTS FROM
                                                                   FROM INCEPTION   INCEPTION
                                      FOR THE THREE  FOR THE SIX   APRIL 26, 2000)(APRIL 26, 2000)
                                      THREE MONTHS   MONTHS ENDED     THROUGH        THROUGH
                                      JUNE 30, 2001 JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2001
                                      ------------   ------------   ------------   ------------
Operating costs and expenses:
    General and administrative        $    30,104    $    45,919    $       666    $    64,892
    Research and development              113,697        252,668              -        252,668
                                      ------------   ------------   ------------   ------------

        Total operating expenses          143,801        298,587            666        317,560
                                      ------------   ------------   ------------   ------------

Loss from operations                     (143,801)      (298,587)          (666)      (317,560)

Other income:
    Interest income                         7,135         10,485              -         10,485
                                      ------------   ------------   ------------   ------------

Provision for income taxes                      -              -              -              -
                                      ------------   ------------   ------------   ------------

      Net loss                        $  (136,666)   $  (288,102)   $      (666)   $  (307,075)
                                      ============   ============   ============   ============

      Net loss per share              $     (0.02)   $     (0.05)   $     (0.00)   $     (0.06)
                                      ============   ============   ============   ============

Weighted average shares outstanding     6,647,000      6,297,762      1,989,231      5,330,686
                                      ============   ============   ============   ============

         The accompanying notes are an integral part of these financial statements

                                                F-3

                                                          AQUA DYNE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    DEFICIT
                                                          COMMON STOCK                            ACCUMULATED
                                                  ------------------------------   ADDITIONAL     DURING THE           TOTAL
                                                    NUMBER OF                        PAID-IN      DEVELOPMENT      STOCKHOLDERS'
                                                      SHARES     PAR VALUE $0.001    CAPITAL          STAGE            EQUITY
                                                  --------------  --------------  --------------  --------------   --------------
Balance at inception - April 26, 2000                         -   $           -   $           -   $           -    $           -

Issuance of stock for intellectual property           4,000,000           4,000               -               -            4,000

Issuance of stock to directors                          650,000             650               -               -              650

Net loss                                                      -               -               -         (18,973)         (18,973)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at December 31, 2000                          4,650,000           4,650               -         (18,973)         (14,323)
                                                  --------------  --------------  --------------  --------------   --------------

Issuance of stock for cash from stock
  subscriptions (unaudited) (Note 3)                    487,000             487         486,513               -          487,000
Issuance of stock for intellectual property
  (unaudited) (Note 3)                                1,000,000           1,000         999,000               -        1,000,000
Issuance of stock for cash (unaudited) (Note 3)         510,000             510         509,490               -          510,000
Net loss (unaudited)                                          -               -               -        (288,102)        (288,102)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at June 30, 2001 (unaudited)                  6,647,000   $       6,647   $   1,995,003   $    (307,075)   $   1,694,575
                                                  ==============  ==============  ==============  ==============   ==============

                             The accompanying notes are an integral part of these financial statements

                                                                             F-4

                                           AQUA DYNE, INC.
                                   (A DEVELOPMENTAL STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------

                                                                                                   CUMULATIVE AMOUNTS
                                                                                   FROM INCEPTION    FROM INCEPTION
                                                                                   (APRIL 26, 2000  (APRIL 26, 2000)
                                                                  SIX MONTHS ENDED     THROUGH          THROUGH
                                                                   JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001
                                                                   --------------   --------------   --------------
    Cash flows provided by operating activities:
      Net loss                                                     $    (288,102)   $        (666)        (307,075)
                                                                   --------------   --------------   --------------

    Adjustment to reconcile net loss to cash used by operations:
      Amortization                                                        21,767               16           21,880
      Directors fees                                                           -              650              650
    Changes in assets and liabilities:
      Increase in prepaid expenses                                       (56,639)               -          (56,639)
      Increase in other current assets                                    (2,236)               -           (2,236)
      Decrease in accounts payable                                       (10,641)               -                -
      Decrease in due to officer                                          (7,364)               -                -
                                                                   --------------   --------------   --------------

        Net cash used by operations                                     (343,215)               -         (343,420)
                                                                   --------------   --------------   --------------

    Cash flows used by investing activities:
      Investment in note receivable - related party                     (200,000)               -         (200,000)
                                                                   --------------   --------------   --------------

        Net cash used by investing activities                           (200,000)               -         (200,000)
                                                                   --------------   --------------   --------------

    Cash flows provided by financing activities:
      Issuance of stock subscription payable                                   -                -          487,000
      Issuance of common stock                                           510,000                -          510,000
                                                                   --------------   --------------   --------------

        Net cash from financing activities                               510,000                -          997,000
                                                                   --------------   --------------   --------------

    Net increase (decrease) in cash                                      (33,215)               -          453,580

    Cash, beginning of period                                            486,795                -                -
                                                                   --------------   --------------   --------------

    Cash, end of period                                            $     453,580    $           -          453,580
                                                                   ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
      Issuance of stock held for intellectual property             $   1,000,000    $       4,000        1,004,000
                                                                   ==============   ==============   ==============

      Issuance of stock to directors                               $           -    $         650    $         650
                                                                   ==============   ==============   ==============

      Issuance of stock for stock subscription payable             $     487,000    $           -          487,000
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

         In addition, the Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $270,021 (unaudited) to Global and one of its related entities for the six months ended June 30, 2001. Of this amount, $227,668 (unaudited) was charged to research and development expense and consisted of $48,332 for salaries of Global and $179,336 for the purchase of materials and equipment for the six months ended June 30, 2001

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

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

         In January 2001, the Company issued 1,000,000 shares of restricted common stock to Global at a fair value of $1.00 per common share, in accordance with the purchase agreement for the water purification technology.

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

         We expect the funds raised in our offering to be sufficient to carry out all the management functions necessary to bring the JetWater System to market. For the fiscal year 2000, management kept expenditures to $18,973, consisting of primarily start-up and incorporating expenses. For the six months period ending June 30, 2001, the Company's expenditures (general and administrative costs) were $45,919 (unaudited). For the six months ending June 30, 2001, the Company has expended $252,668 (unaudited) in research and development costs relating to finalizing the development of the prototype, of which amount $227,668 (unaudited) was paid to Global and one of its related entities pursuant to the Company's agreement with Global. Under the terms of that agreement which relates to technical assistance to be provided to the Company, Global is to receive $80,000 per year increasing to $100,000 per year when a prototype passes the test requirements and to $120,000 per year after the Company signs their first commercial sales contract.

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

         Our net loss for the six months period ending June 30, 2001 was $288,102 (unaudited)compared to our net loss from inception (April 26, 2000) until December 31, 2000 which was $18,973. Our net loss for the three months ended June 30, 2001 is $136,666 (unaudited).

         Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. Our general and administrative expenses for the six months ended June 30, 2001 were $45,919 (unaudited). Our general and administrative expenses for the three months ended June 30, 2001 were $30,104 (unaudited), which primarily include legal and accounting fees.

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

                                            AQUA DYNE, INC.

Date: October 15, 2001                      By /s/John Ritter
      ----------------                      ---------------------------------
                                            John Ritter, President
                                            and Treasurer (Chief Financial
                                            Officer)