Form 10QSB
period 2001-09-30
AQUA DYNE INC
filed 2001-11-15
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report filed under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

          or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No.0-32863
                                 Aqua Dyne, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                  33-0922627
        State or other jurisdiction of                I.R.S. Employer
        incorporation or organization                 Identification Number

               23011 Moulton Parkway, Ste. A-16, Laguna Hills, CA
           -----------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (949) 597-0268

                                 --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

         As of November 1, 2001, there were 6,647,000 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Cash flows                                              5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                      7-8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9


PART II. OTHER INFORMATION                                                   12

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                   13

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
                                                     (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                             $   556,958    $   486,795
    Prepaid expenses                                       6,250              -
    Note receivable-related party (Note 2)                     -              -
                                                     ------------   ------------

      Total current assets                               563,208        486,795

Automobile                                                22,890              -

Intellectual property, net of amortization                 3,787          3,887
                                                     ------------   ------------

      Total assets                                   $   589,885    $   490,682
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                 $    16,213    $    10,641
    Due to officer                                             -          7,364
    Stock subscription payable                                 -        487,000
                                                     ------------   ------------

      Total current liabilities                           16,213        505,005

Stockholders' equity:
   Common Stock, $0.001 par value,
     20,000,000 shares authorized;
     6,647,000 and 4,650,000 shares issued
     and outstanding at September 30, 2001
     and December 31, 2000, respectively                   6,647          4,650
   Additional paid-in capital                          1,995,003              -
   Accumulated deficit during development stage       (1,427,978)       (18,973)
                                                     ------------   ------------

      Total stockholders' equity                         573,672        (14,323)
                                                     ------------   ------------
      Total liabilities and stockholders'
       equity                                        $   589,885    $   490,682
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements

                                              AQUA DYNE, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF OPERATIONS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION
                                       APRIL 26 TO SEPTEMBER 30 2000,
                             THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO
                                             SEPTEMBER 30, 2001
                                                (UNAUDITED)

                                      FOR THE          FROM         FOR THE        FOR THE         FROM
                                       NINE         INCEPTION        THREE          THREE        INCEPTION
                                       MONTHS        APRIL 26        MONTHS         MONTHS       APRIL 26,
                                       ENDED            TO           ENDED          ENDED         2000 TO
                                      SEPT.30,       SEPT.30,       SEPT.30,       SEPT.30,      SEPT.30,
                                        2001           2000           2001           2000          2000
                                    ------------   ------------   ------------   ------------  ------------
Income                              $         -    $         -    $         -    $         -   $         -
                                                                                      NO
Operating costs:                                                                   ACTIVITY
  General and administrative             94,398            716         70,146                      113,371
  Research and development              329,475              -         76,807                      329,475
Impairment loss on intellectual
property                              1,000,000              -              -                    1,000,000
                                    ------------   ------------   ------------   ------------  ------------
Total  operating expenses             1,423,873            716        146,953              -     1,442,846
                                    ------------   ------------   ------------   ------------  ------------
Loss from operations                 (1,423,873)          (716)      (146,953)                  (1,442,846)
Other income- interest                   14,868              -          4,383                       14,868
Provision for income tax                      -              -              -                            -
                                    ------------   ------------   ------------   ------------  ------------

Net loss                            $(1,409,005)   $      (716)   $  (142,570)   $         -   $(1,427,978)
                                    ============   ============   ============   ============  ============

Net loss per share                  $     (0.22)   $     (0.00)   $     (0.02)   $         -   $     (0.24)
                                    ============   ============   ============   ============  ============
Weighted average number of common
shares outstanding                    6,415,454      4,650,000      6,647,000      4,450,000     6,415,454
                                    ============   ============   ============   ============  ============

                 The accompanying notes are an integral part of these financial statements

                                                     4

                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FROM INCEPTION
                                   APRIL 26 TO SEPTEMBER 30 2000,
                          AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO
                                         SEPTEMBER 30, 2001
                                             (UNAUDITED)

                                                                           From          Cumulative
                                                                        inception           from
                                                       For the nine     April 26,         April 26,
                                                       months ended      2000 to        2000 through
                                                      September 30,    September 30,    September 30,
                                                          2001             2000             2001
                                                      ------------     ------------     ------------
Cash flow provided by operating activities:
   Net loss                                           $(1,409,005)     $      (716)     $(1,427,978)
Adjustments to reconcile net loss to cash used by
operations:
   Amortization                                               100               66              213
   Impairment of intellectual property                  1,000,000                -        1,000,000
   Directors fees                                               -              650              650
Changes in assets and liabilities:
   Increase in prepaid expense                             (6,250)               -           (6,250)
   Increase in accounts payable                             5,572                -           16,213
   Decrease in due to officer                              (7,364)               -                -
                                                      ------------     ------------     ------------

    Net cash used by operations                          (416,947)               -         (417,152)

Cash flows used by investing activities:
   Acquisition of automobile                              (22,890)               -          (22,890)

Cash flows provided by financing activities:
   Issuance of stock subscription payable                       -                -          487,000
   Issuance of common stock                               510,000                -          510,000
                                                      ------------     ------------     ------------

   Net cash from financing activities                     510,000                -          997,000
                                                      ------------     ------------     ------------

Net increase (decrease) in cash                            70,163                -          556,958

Cash, beginning of the period                             486,795                -                -
                                                      ------------     ------------     ------------

Cash, end of period                                   $   556,958      $         -      $   556,958
                                                      ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Issuance of stock for research and development       $ 1,000,000      $     4,000      $ 1,004,000
                                                      ============     ============     ============
 Issuance of stock to director                        $         -      $       650      $       650
                                                      ============     ============     ============
 Issuance of stock for stock subscription             $   487,000      $         -      $   487,000
                                                      ============     ============     ============

             The accompanying notes are an integral part of these financial statements

                                                 5

                                                 AQUA DYNE, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FROM INCEPTION APRIL 26 TO DECEMBER 31, 2000 AUDITED
                               FROM JANUARY 1, 2001 TO SEPTEMBER 30 2001(UNAUDITED)

                                                                                       DEFICIT
                                              COMMON STOCK                           ACCUMULATED       TOTAL
                                      ----------------------------    ADDITIONAL        DURING         STOCK-
                                        NUMBER OF     PAR VALUE        PAID-IN       DEVELOPMENT       HOLDERS'
                                          SHARES       $0.001          CAPITAL          STAGE          EQUITY
                                      -------------  -------------  -------------   -------------   -------------
Balance at inception April 26, 2000              -   $          -   $          -    $          -    $          -

Issuance of stock for intellectual
  property                               4,000,000          4,000                                          4,000

Issuance of stock to directors             650,000            650                                            650

Net loss                                                                                 (18,973)        (18,973)
                                      -------------  -------------  -------------   -------------   -------------

Balance at December 31, 2000             4,650,000          4,650              -         (18,973)        (14,323)

Issuance of stock for cash from
  stock subscriptions (Note 3)             487,000            487        486,513                         487,000

Issuance of stock for intellectual
  property (Note 3)                      1,000,000          1,000        999,000                       1,000,000

Issuance of stock for cash                 510,000            510        509,490                         510,000

Net loss                                                                              (1,409,005)     (1,409,005)
                                      -------------  -------------  -------------   -------------   -------------

                                         6,647,000   $      6,647   $  1,995,003    $ (1,427,978)   $    573,672
                                      =============  =============  =============   =============   =============

                    The accompanying notes are an integral part of these financial statements

                                                        6

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2001 AND 2000


1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Aqua Dyne, Inc. (the Company) as of September 30, 2001 and for the nine months ended September 30, 2001 and from inception (April 26, 2000) through September 30, 2000, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2001 and from inception (April 26, 2000) through September 30, 2000 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2000 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (April 26, 2000) to December 31, 2000.


2.       RELATED PARTY TRANSACTIONS

         In April 2001, the Company loaned $200,000 to a shareholder in exchange for a note receivable. The note carried an annual interest rate of 6%. The note was paid in full on July 24, 2001. In addition, the Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $304,475 (unaudited) to Global and one of its related entities for the nine months ended September 30, 2001. Of this amount, $304,475(unaudited) was charged to research and development expense for the nine months ended September 30, 2001.

3.       CAPITAL STOCK

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


4.       ASSET IMPAIRMENT

         On January 25, 2001, the Company issued 1,000,000 shares of its common stock to a related party, Global Power & Water, Inc., in exchange for intellectual property valued at $1,004,000. During the quarter ended March 31, 2001, the Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000.

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


         Overview of the Company's Business
         ----------------------------------

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

         For the fiscal year 2000, management kept expenditures to $18,973, consisting of primarily start-up and incorporating expenses. For the nine months period ending September 30, 2001, the Company's expenditures (general and administrative costs) were $94,398 (unaudited). For the nine months ending September 30, 2001, the Company has expended $329,475 (unaudited) in research and development costs relating to finalizing the development of the prototype, of which amount $304,475 (unaudited) was paid to Global and one of its related entities pursuant to the Company's agreement with Global.

         Under the terms of that agreement which relates to technical assistance to be provided to the Company, Global is to receive $80,000 per year increasing to $100,000 per year when a prototype passes the test requirements and to $120,000 per year after the Company signs their first commercial sales contract. With $556,958 left from the offering proceeds the management believes it has sufficient capital to begin manufacturing and marketing of the JetWater System. The Company has budgeted approximately $425,000 for the fiscal year 2001 (funded with proceeds from the offering). The management believes that these funds should be sufficient to enable the Company to bring the JetWater System to market and generate sales. Although these cost estimates do provide for some contingencies and unexpected expenses they may not be sufficient should some major unforeseen event arise. For that reason the Company is keeping over $350,000 in reserves and for funding expenses in fiscal 2002 should no sales take place prior to such time.

         Our net loss for the nine months period ending September 30, 2001 was $1,409,005(unaudited) compared to our net loss from inception (April 26, 2000) until December 31, 2000 which was $18,973. The Company recognized $1,000,000 of impairment loss on intellectual property during the nine months. Our net loss for the three months ended September 30, 2001 is $142,570 (unaudited). Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. Our general and administrative expenses for the nine months ended September 30, 2001 were $94,398 (unaudited). Our general and administrative expenses for the three months ended September 30, 2001 were $70,146 (unaudited), which included almost $9,000 in legal and $21,000 in accounting fees. Our research and development expenses from inception (April 26, 2000) until December 31, 2001 were nil. Our research and development expenses for the nine months ended September 30, 2001 were $329,475 (unaudited). Our research and development expenses for the three months ended September 30, 2001 were $76,807 (unaudited). All costs were related to the process of establishing the technological feasibility of the water purification system. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit No.       Description
                  -----------       -----------
                  None

         (b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     AQUA DYNE, INC.

Date: November 15, 2001                              By: /s/ John Ritter
                                                        -----------------------