Form 10QSB/A
period 2001-06-30
AQUA DYNE INC
filed 2001-12-07
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A-2

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

Statements of Cash Flows                                                 F - 5

Notes to the Financial Statements                                        F - 6


                                      AQUA DYNE, INC.
                              (A DEVELOPMENTAL STAGE COMPANY)
                                      BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                          ASSETS

                                                                    JUNE 30, 2001     DECEMBER 31,
                                                                     (UNAUDITED)         2000
                                                                    --------------   --------------
Current assets:
    Cash                                                            $     453,580    $     486,795
    Prepaid expenses                                                       56,639                -
    Note receivable - related party (Note 2)                              200,000                -
    Other current assets                                                    2,236                -
                                                                    --------------   --------------

     Total current assets                                                 712,455          486,795
                                                                    --------------   --------------

Intellectual property, net of amortization                                  3,787            3,887
                                                                    --------------   --------------

     Total assets                                                   $     716,242    $     490,682
                                                                    ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $           -    $      10,641
    Due to officer                                                              -            7,364
    Stock subscription payable                                                  -          487,000
                                                                    --------------   --------------

     Total current liabilities                                                  -          505,005
                                                                    --------------   --------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
       6,647,000 and 4,650,000 shares issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                    6,647            4,650
    Additional paid-in capital                                          1,995,003                -
    Accumulated deficit during development stage                       (1,285,408)         (18,973)
                                                                    --------------   --------------

     Total stockholders' equity                                           716,242          (14,323)
                                                                    --------------   --------------

     Total liabilities and stockholders' equity                     $     716,242    $     490,682
                                                                    ==============   ==============


The accompanying notes are an integral part of these financial statements


                                                     AQUA DYNE, INC.
                                             (A DEVELOPMENTAL STAGE COMPANY)
                                                STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------
                                                       (UNAUDITED)

                                                                                              CUMULATIVE AMOUNTS
                                                                             FROM INCEPTION     FROM INCEPTION
                                           FOR THE           FOR THE        (APRIL 26, 2000)   (APRIL 26, 2000)
                                      THREE MONTHS ENDED SIX MONTHS ENDED       THROUGH             THROUGH
                                        JUNE 30, 2001      JUNE 30, 2001     JUNE 30, 2000       JUNE 30, 2001
                                      ----------------   ----------------   ----------------   ----------------
Operating costs and expenses:
    General and administrative        $        17,604    $        24,252    $           666    $        43,225
    Research and development                  113,697            252,668                  -            252,668
    Impairment loss on intellectual
      property                                      -          1,000,000                  -          1,000,000
                                      ----------------   ----------------   ----------------   ----------------

        Total operating expenses              131,301          1,276,920                666          1,295,893
                                      ----------------   ----------------   ----------------   ----------------

Loss from operations                         (131,301)        (1,276,920)              (666)        (1,295,893)

Other income:
    Interest income                             7,135             10,485                  -             10,485
                                      ----------------   ----------------   ----------------   ----------------

Provision for income taxes                          -                  -                  -                  -
                                      ----------------   ----------------   ----------------   ----------------

      Net loss                        $      (124,166)   $    (1,266,435)   $          (666)   $    (1,285,408)
                                      ================   ================   ================   ================

      Net loss per share              $         (0.02)   $         (0.20)   $         (0.00)   $         (0.24)
                                      ================   ================   ================   ================

Weighted average shares outstanding         6,647,000          6,297,762          1,989,231          5,330,686
                                      ================   ================   ================   ================

                         The accompanying notes are an integral part of these financial statements

                                                               F-3


                                                                    AQUA DYNE, INC.
                                                             (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------------------


                                                            COMMON STOCK
                                                     ---------------------------
                                                                                                     DEFICIT
                                                                                                   ACCUMULATED          TOTAL
                                                     NUMBER OF                       ADDITIONAL     DURING THE       STOCKHOLDERS'
                                                      SHARES     PAR VALUE $0.001 PAID-IN CAPITAL DEVELOPMENT STAGE    EQUITY
                                                  --------------  --------------  --------------  --------------   --------------
Balance at inception - April 26, 2000                         -   $           -   $           -   $           -    $           -

Issuance of stock for intellectual property           4,000,000           4,000               -               -            4,000

Issuance of stock to directors                          650,000             650               -               -              650

Net loss                                                      -               -               -         (18,973)         (18,973)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at December 31, 2000                          4,650,000           4,650               -         (18,973)         (14,323)
                                                  --------------  --------------  --------------  --------------   --------------

Issuance of stock for cash from stock
  subscriptions (unaudited) (Note 3)                    487,000             487         486,513               -          487,000
Issuance of stock for intellectual property
  (unaudited) (Note 3)                                1,000,000           1,000         999,000               -        1,000,000
Issuance of stock for cash (unaudited) (Note 3)         510,000             510         509,490               -          510,000
Net loss (unaudited)                                          -               -               -      (1,266,435)      (1,266,435)
                                                  --------------  --------------  --------------  --------------   --------------

Balance at June 30, 2001 (unaudited)                  6,647,000   $       6,647   $   1,995,003   $  (1,285,408)   $     716,242
                                                  ==============  ==============  ==============  ==============   ==============

                              The accompanying notes are an integral part of these financial statements

                                                                    F-4


                                                     AQUA DYNE, INC.
                                             (A DEVELOPMENTAL STAGE COMPANY)
                                                STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------
                                                       (UNAUDITED)

                                                                                                        CUMULATIVE AMOUNTS
                                                                                       FROM INCEPTION     FROM INCEPTION
                                                                                      (APRIL 26, 2000)   (APRIL 26, 2000)
                                                                   SIX MONTHS ENDED       THROUGH            THROUGH
                                                                    JUNE 30, 2001       JUNE 30, 2000      JUNE 30, 2001
                                                                   ----------------   ----------------   ----------------
    Cash flows provided by operating activities:
      Net loss                                                     $    (1,266,435)   $          (666)        (1,285,408)
                                                                   ----------------   ----------------   ----------------

    Adjustment to reconcile net loss to cash used by operations:
      Amortization                                                             100                 16                213
      Directors fees                                                             -                650                650
      Impairment loss from intellectual property                         1,000,000                  -          1,000,000
    Changes in assets and liabilities:
      Increase in prepaid expenses                                         (56,639)                 -            (56,639)
      Increase in other current assets                                      (2,236)                 -             (2,236)
      Decrease in accounts payable                                         (10,641)                 -                  -
      Decrease in due to officer                                            (7,364)                 -                  -
                                                                   ----------------   ----------------   ----------------

        Net cash used by operations                                       (343,215)                 -           (343,420)
                                                                   ----------------   ----------------   ----------------

    Cash flows used by investing activities:
      Investment in note receivable - related party                       (200,000)                 -           (200,000)
                                                                   ----------------   ----------------   ----------------

        Net cash used by investing activities                             (200,000)                 -           (200,000)
                                                                   ----------------   ----------------   ----------------

    Cash flows provided by financing activities:
      Issuance of stock subscription payable                                     -                  -            487,000
      Issuance of common stock                                             510,000                  -            510,000
                                                                   ----------------   ----------------   ----------------

        Net cash from financing activities                                 510,000                  -            997,000
                                                                   ----------------   ----------------   ----------------

    Net increase (decrease) in cash                                        (33,215)                 -            453,580

    Cash, beginning of period                                              486,795                  -                  -
                                                                   ----------------   ----------------   ----------------

    Cash, end of period                                            $       453,580    $             -            453,580
                                                                   ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
      Issuance of stock held for intellectual property             $     1,000,000    $         4,000          1,004,000
                                                                   ================   ================   ================

      Issuance of stock to directors                               $             -    $           650    $           650
                                                                   ================   ================   ================

      Issuance of stock for stock subscription payable             $       487,000    $             -            487,000

                                                                   ================   ================   ================

                    The accompanying notes are an integral part of these financial statements

                                                          F-5

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             JUNE 30, 2001 AND 2000

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

         In addition, the Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $270,021 (unaudited) to Global and one of its related entities for the six months ended June 30, 2001. Of this amount, $227,668 (unaudited) was charged to research and development expense and consisted of $48,332 for salaries of Global and $179,336 for the purchase of materials and equipment for the six months ended June 30, 2001. The remaining amount paid to Global of $42,353 (unaudited) was paid for future services and is included in prepaid expenses as of June 30, 2001.

         On January 25, 2001, the Company issued an additional 1,000,000 shares of its common stock valued at $1 per share or $1,000,000 to a related party, Global Power & Water, Inc., as an additional payment for intellectual property. During the three months ended March 31, 2001, the Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000.

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                             JUNE 30, 2001 AND 2000

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

         We expect the funds raised in our offering to be sufficient to carry out all the management functions necessary to bring the JetWater System to market. For the fiscal year 2000, management kept expenditures to $18,973, consisting of primarily start-up and incorporating expenses. For the six months period ending June 30, 2001, the Company's expenditures (general and administrative costs) were $24,252 (unaudited). For the six months ending June 30, 2001, the Company has expended $252,668 (unaudited) in research and development costs relating to finalizing the development of the prototype, of which amount $227,668 (unaudited) was paid to Global and one of its related entities pursuant to the Company's agreement with Global. Under the terms of that agreement which relates to technical assistance to be provided to the Company, Global is to receive $80,000 per year increasing to $100,000 per year when a prototype passes the test requirements and to $120,000 per year after the Company signs their first commercial sales contract.

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

         Our net loss for the six months period ending June 30, 2001 was $1,266,438 (unaudited)compared to our net loss from inception (April 26, 2000) until December 31, 2000 which was $18,973. Our net loss for the three months ended June 30, 2001 is $124,166 (unaudited).

         Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. Our general and administrative expenses for the six months ended June 30, 2001 were $24,252 (unaudited). Our general and administrative expenses for the three months ended June 30, 2001 were $17,604 (unaudited), which primarily include legal and accounting fees.

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

         During the six months ended June 30, 2001, the Company wrote down the intellectual property to its fair market value of $4,000 and recorded an impairment loss of $1,000,000.

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

                                            AQUA DYNE, INC.

Date: December 7, 2001                      By /s/John Ritter
      ----------------                      -------------------------------
                                            John Ritter, President
                                            and Treasurer (Chief Financial
                                            Officer)