Form 10KSB
period 2001-12-31
AQUA DYNE INC
filed 2002-03-28
CIK 1138867

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-32863

                                 AQUA DYNE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                              33-0922627
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 23011 Moulton Parkway, Ste. A-16
 Laguna Hills, California                                              92653
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number (including area code): (949) 597-0186

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were zero.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 was $343,934 based upon the book value of the registrant's Common Stock of $0.215 as of December 31, 2001.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 6,647,000 as of December 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                          13

Item 3.   LEGAL PROCEEDINGS                                                  13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED MATTERS      14

Item 6.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                      14

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS                      30

                                    PART III

Item 9.   MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT                  30

Item 10.  EXECUTIVE COMPENSATION                                             31

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     31

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     32

                                    PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   32

SIGNATURES                                                                   33

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD-LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Aqua Dyne, Inc. ("Company", "us", "we" or "ADI") was incorporated and commenced operations on April 26, 2000. ADI was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JetWater System for water purification. This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global"). As a result of the acquisition Global became our controlling shareholder. Following the acquisition of the patent rights and complete ownership of this technology, we have been working to complete development and testing of the JetWater System process. With the successful completion of independent testing of the process, which was conducted by Occupational Hygiene, Environment and Chemistry Centre(1) in Australia, we are having units manufactured for pilot studies prior to commercialization.

We expect to generate income in two primary ways: 1) to initially receive a payment for each JetWater System unit committed to; and 2) to receive an additional royalty payment for each gallon or liter of water processed.

We have no current business other than the JetWater System.

In order to raise funds necessary to complete these tasks and bring the JetWater System to market, we have completed an offering pursuant to Rule 504 of Regulation D at $1.00 per share for 997,000 shares of our common stock to Accredited Investors only. As of March 31, 2001, $997,000 was raised on the offering.

The Water Treatment Industry
----------------------------

Global population growth, economic expansion, scarcity of available water resources, heightened public concern about water quality and growing regulatory and legislative requirements have resulted in continued growth in demand for water and wastewater treatment. In addition to the need for potable water, industrial companies require treated water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, most manufacturers utilize water treatment systems to purify their incoming, or "process", water. Public water departments and private water companies, responsible for providing potable water, employ water treatment technology to purify their water supply. Furthermore, government regulations require most industrial companies and municipalities to treat their outgoing wastewater. We currently do not have any contracts, arrangements, or other indicia of participation in the growth prospects for water treatment, and there can be no assurances of such participation in the future.

Customers of the water and wastewater treatment industry can be classified into three broad categories: (i) industrial and commercial businesses, which include companies in such markets as pharmaceuticals, microelectronics, automotive, power generation, chemical processing, oil and metal finishing; (ii) municipal and private suppliers of public water and wastewater services; and (iii) individual consumers of bottled water, household point-of-use products, such as domestic filtration systems and parts, and water softening and conditioning equipment.

Industrial and Commercial Users. Industrial and commercial users have a significant need for treated water because it is a necessary component in many products and industrial and other processes. The quality of water varies dramatically across geographic regions, and water contains impurities that, if untreated, can render it effectively useless for most industrial purposes. The use of untreated water in manufacturing processes can result not only in inconsistent product quality, but also in substantial equipment degradation, which can lead to costly maintenance or replacement costs. Consequently, most manufacturers treat their process water in order to maintain a consistently acceptable degree of purity. For example, treated water is an integral component of many consumer goods and is used in the manufacture of pharmaceutical products, microelectronics and chemicals. Food and beverage manufacturers require water with consistent quality to preserve uniformity of taste and appearance in their products. As a result of these process specifications, industrial customers often require a broad range of treatment technologies to treat their process water.

----------------
(1) Occupational Hygiene, Environment and Chemistry Centre is administered by the Queensland Government's Department of Natural Resources and Mines.

In addition to treating their process water to ensure product quality, industrial users are often required to treat their wastewater. Government regulations regarding the disposal of aqueous industrial waste, combined with public concern regarding industrial pollution, have led to increased awareness on the part of businesses and public utilities as to the benefits of wastewater treatment and waste minimization. In response to higher water prices and rising wastewater discharge fees, industrial manufacturers have also become aware of the cost-effectiveness of recycling their wastewater. As a result of these factors, industrial companies increasingly require complex systems and equipment to treat and recycle process water and wastewater.

Municipal Users. Public awareness and governmental concern regarding the increasing scarcity of water, the quality of drinking water, and the potential health hazards associated with waste products discharged into the environment, have resulted in legislation, regulation and enforcement requiring strict standards for potable water and restrictions on the discharge of pollutants in municipal wastewater.

The Company believes that, in many areas of the United States and throughout the world, aged municipal water and wastewater treatment infrastructure is operating at or near capacity, and is in need of substantial capital expenditures and is not well-equipped to satisfy increasing regulatory and legislative requirements. In addition, many municipalities are experiencing reduced economic resources. The Company believes that, as a result, many such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment, and various outsourcing and service options, such as contract operations and privatization. Privatization involves the transfer of ownership and operation of water and wastewater treatment facilities to companies capable of providing such services on a long-term basis.

Individual Consumers. The market for individual consumers consists of bottled water, point-of-use products, such as residential filtration systems and parts, and water softening and conditioning equipment installed at the point of entry to a household water system. Consumers' needs vary by geographic location as a result of differing water qualities and level of economic development. This segment of the industry is highly fragmented, and the Company believes there are thousands of participants in the water conditioning and point-of-use products markets.

Seventy per cent of the earth's surface is covered with water and less than one per cent of that is potable (Barrons, March 5th, 2001), so turning seawater into drinking water or for agricultural use, removing contaminates from polluted water or recycling water for industry all present significant commercial opportunities for any company that can provide these services in an environmentally friendly and cost effective manner.

The Company
-----------

We have completed the acquisition of the JetWater System technology from Global Power and Water, Inc., a Nevada corporation in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the successful commercialization of the system.

To date a total of 5,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JetWater System. A total of $997,000 (excluding the offering expenses of approximately $30,000) was raised as of March 31, 2001, through the 504 offering. The funds received by us should enable us to concentrate on bringing the JetWater System technology to market. As of September 30, 2001 there were 6,647,000 shares of common stock issued and outstanding.

In addition to selling to us all rights and ownership of the JetWater System, Greg Paxton, the inventor and principal of Global, has assigned the rights to any improvements he may make in the technology in the future. Mr. Paxton and Global have also agreed to continue on an ongoing basis to perform engineering and technical support services exclusively for our Company. We have agreed to pay Global $80,000 per year until a working prototype has been developed. After the prototype has been developed the annual payments will increase to $100,000 per year and finally to $120,000 per year after we have secured our first contract. At present time, we have completed the prototype development stage and have ordered the first unit to be used for demonstrations to make sales from.

JetWater System Overview
------------------------

The JetWater System technology is used for the recovery of potable water from seawater or any organically or mineral polluted water source using gas turbine jet engines as the heat source.

The third generation prototype has been completed and put through numerous field tests and independent analysis. The successful completion of independent testing of the JetWater process, was conducted by Occupational Hygiene, Environment and Chemistry Centre ("OHECC")in Australia. The nature of the testing done by the OHECC can be explained in layman's terms by drawing a comparison to boiling a kettle full of water. As the water is boiled, one can see steam evolving from the water leaving behind the impurities within the kettle. If the steam is sucked into a cooling vessel, the steam will condense back to pure water. This condensed water is the product water from the JetWater system. The primary purpose of the testing done, was to analyze the water feeding into the JetWater system (similar to water feeding into a kettle) and analyzing the clean pure condensed water coming out of the other side. Once the analysis has been completed, the two water streams are compared to see whether the JetWater unit has in fact removed the contaminants from feed water.

The basic model of the JetWater System is a self-contained unit for ease of handling and can be configured as a portable unit. The JetWater System is a high efficiency water distillation system that utilizes a jet afterburner to superheat high volume water flows. The superheated water is then injected into a low-pressure chamber where it vaporizes causing suspended and dissolved solids to separate out. The recovered clean water vapor is then rapidly cooled and condensed back into a purified liquid. A computer that allows the purity of water to be controlled to meet the purification needed to suit the particular demand controls the system. Be it for industry, agriculture, recreation, consumption or medical use the purification level can be adjusted to the specific requirement. The water which the JetWater system produces can be used for drinking water as well as in other industries such as mining, agriculture,food-processing and other industries. JetWater system has not been used yet in any of those potential commercial applications.

The final prototype model has been developed for demonstration purposes to handle 50,000 liters per hour (13,200 gallons per hour). The capacity can be expanded to handle any demand that may be called for. The JetWater System was designed with a multi fuel capability enabling it to run on whatever the prevailing fuel is in the area.

The basic prototype is 3 meters (approximately 9 feet) long, two meters (approximately 6 feet)wide and two meters (approximately 6 feet) high. It weighs approximately one ton (2,240 pounds) and is transportable. For very large applications the size adjusts upward and can be housed in a permanent facility. The solid by-products from the process accumulate in a spadeable material state and can be disposed of easily as they are basically inert. In the case where the removed substances are useable they can be recycled.

Technical Description of the JetWater System
--------------------------------------------

The JetWater System utilizes turbine jet engines which are no longer flight serviceable to produce distilled potable water in large quantities at efficiencies approaching 90% of the gross calorific value of the fuel used in the gas turbine heat engine process. The process involves the utilization of the Carnot heat engine efficiency cycle as embodied in the gas turbine jet engine and also utilization of the Rankie cycle in the efficient distillation and source water pre-heating during the process.

The apparatus comprises a gas jet engine pressure jet with a large percentage of bypass air. The hot exhaust from the jet engine is directed through an insulated duct with a number of finned carbon steel tubes across the duct. As the hot exhaust gas (at temperatures higher than 1200 degrees C) passes through the finned carbon steel heat exchanger, sea water or other source of water in the tubes is heated under pressure to a predetermined temperature above the predetermined boiling point of the feed water. The heated water is then released through a nozzle into a flash distillation chamber. This flash distillation chamber is maintained at a vacuum pressure that allows the feed water to boil (at 100 degrees C or higher).

A secondary heat exchanger is used to preheat the water before the high temperature heat exchanger. To avoid buildup of mineral deposits in the heat exchanger tubes a pump re-circulates the water at high velocities through the high temperate heat exchanger ensuring that the temperature rise of the water is no more than 2 degrees C at each pass of the water. This ensures that there will be the minimum buildup of insulation materials in the heat exchanger water tubes.

Feed water is drawn into the heat exchangers by a pump that is controlled by a Digital Control System (DCS) using a Variable Frequency Drive (VFD) to dynamically control the temperature, flow and pressure of the process utilizing Proportional and Integral Differential (P and ID) control. This allows the automation of the whole process without any intervention at all save for the maintenance.

The incoming water is directed into the preheat heat exchanger before going through the high temperature heat exchanger. The incoming water is used to cool and condense the steam vapor coming from the vacuum flash distillation chamber within the secondary heat exchanger while allowing a heat transfer to the incoming feed water. The apparatus for this process generates large amounts of heat and all high temperature areas are insulated using Micropore insulation.

Based on our internal tests, The JetWater System has proven to use the equivalent energy value of 38 Kwh per 1,000 gallons of distilled water produced. The reason for this result is due to the efficient recycling of the latent heat. The feed stock brine is recycled through the heat exchangers and a flash pot whereby a centrifugal blower is extracting the available portion of the latent heat in the flashing brine. This vapor is blown into the outer shell of the heat exchangers where it condenses into pure distillate and is extracted as product water. The vapor transfers its latent heat energy value through the wall of the heat exchangers to the recycled brine and is used again and again the same way.

Markets
-------

We believe that our high-purity water treatment system based on the JetWater System technology can be marketed to customers in the pharmaceutical/biotechnology, food and beverage and medical/laboratory/research markets. Ultra-high-purity systems are offered for the microelectronics industry, where the removal of contaminants at a microscopic level is required. Other potential industrial markets for our process water treatment products and technology may include a wide variety of applications in the automotive, chemical and petrochemical, metal finishing, power generation, oil field and refinery, pulp and paper and mining industries, all of which require improved or customized water in their manufacturing or other industrial processes. Due to the operating advantages and the cost effectiveness of the JetWater System, our management believes the initial users of this technology will be industrial operators where wastewater is a by-product of production, and future customers may include anyone who has wastewater to treat or requires fresh water production from saline or wastewater sources.

To ensure against capital risk our management has decided to concentrate efforts on one standard size unit. A standard size unit is capable of processing up to 50,000 liters (approximately 13,210 gallons)of wastewater per hour. We believe that there are opportunities for variation and adaptation of the technology that can be addressed when we have achieved market acceptance of the standard JetWater System.

The primary customers identified as the initial target market for the JetWater System are in the industrial areas, in particular food processing and other related industries where liquid waste streams currently exist, in most cases directly into the sewage system. Additional markets would include chemical manufactures; oil refining, mining, textile manufacturers and the agricultural industry. Another large market we intend to introduce the JetWater System to is the desalination of seawater for commercial and individual consumption. We believe that the JetWater System is well suited for desalination of water. The initial commercial applications are expected to be used as the showcase for domestic and international clients, many who have already registered an interest in the JetWater System.

The size of the market for the JetWater System is not easily measured or defined because JetWater's core purpose is the treatment of wastewater. JetWater can address this problem in most cases in almost every location around the world. It is very important to note that the main byproduct of the JetWater System is clean water. In many areas of the world this is a commodity that would have great value.

Marketing
---------

Assuming the completion of all the necessary research and development required to complete our product, and assuming that any pilot studies are successful, we plan to market the JetWater System. Our management believes the multi-purpose nature of the JetWater process should make it compatible to numerous water purification needs that exist in the world. As the commercial pollution and desalination areas are two of the most prominent needs that exist, we plan to initially concentrate on marketing to those areas.

Competing Technology
--------------------

All of the industries in which we will likely be competing are highly competitive, and most are fragmented, with numerous regional and local participants. Most of the companies currently involved in water and wastewater treatment industry are well established and have far superior financial capabilities than we do.

The process water and wastewater treatment industry is fragmented, with numerous regional participants in the United States and in countries throughout the world that are limited in their current geographic focus. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, customer relationships and local governmental regulation. Most participants in the water and wastewater treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. While the number of industry participants ranges from several large companies to hundreds of small local companies, there are few competitors in the industry that offer a full range of water and wastewater treatment equipment, technologies and services. The management believes that our company has the following advantages: the small capital outlay requirement for the JetWater System; the system is semi-portable; the high output can be achieved for the low capitalization expense and there are low per gallon processing costs.

The management is not aware of any reliable statistics that provide a basis from which to estimate our relative competitive position in these industries. Our process water treatment business will compete in the United States and internationally principally on the basis of product quality and specifications, technology, reliability, price, customized design and technical qualifications, reputation and prompt availability of local service.

The residential water industry is also highly competitive and fragmented. We will face competition in this market with companies with national distribution networks, businesses with regional scope and local product assemblers or service companies, as well as retail outlets. We believe that there are thousands of participants in the residential water business. The consumer products business competes principally on the basis of price, product quality and "taste," service, distribution capabilities, geographic presence and reputation.

There are a number of accepted processes already processing water.

o DISTILLATION OF WATER - This method involves raising the temperature of water at atmospheric pressure over 100 degrees C producing steam that is then distilled using either ambient air or water as the cooling medium to condense the steam back to pure water. The advantages to this method are: At a temperature above 65 degrees C most bacteria are killed off; Systems are easily monitored due to visible boiling taking place; Principal of operation is easy to comprehend so less personal training is involved; And total dissolved solids of < 10ppm are left in the distilled water. The primary disadvantages are: Very inefficient typically using indirect methods to heat the water and At high temperatures any solids in the water will congeal and be deposited on the surface of the heat exchanger further reducing efficiency.

o CONVENTIONAL FILTRATION - This process uses various sized filters to take solids and waste products from the water supply. It is very capital intensive and requires the water then be treated chemically to purify for consumption or to be put back into the environment. It is the most established method used and has the general acceptance by those needing water purification.

o REVERSE OSMOSIS - Reverse osmosis uses a membrane to remove ionic, organic and suspended solids from a water supply. A membrane system separates the feed water into two streams. The permeate stream is the water that passes through the semi-permeable membrane while the concentrate stream is part of the feed stream that is used to flush the concentrated solids from the system. A pump feeds water to the membrane housings. Water is separated by the membrane within the housing and leaves the membrane housing in two streams as permeate and concentrate. The permeate is collected at the permeate manifold on systems where more than one membrane housing is used. The membrane will perform differently at varying pressures and will reject mono and polyvalent ions at a different rate or effectiveness.

o VAPOR COMPRESSION - A method of distilling seawater is to reduce the temperature of the boiling point of water by lowering the pressure in the distillation chamber. This method is favored on ships due to its lower energy consumption. The major drawback with this system is the distillation temperature is too low to kill bacteria so ultra violet lamp generated ozone is usually used to kill bacteria in the distilled water. This method is not suitable for large-scale applications due to the difficulty of maintaining the distillation chamber at or below atmospheric pressures.

Technology today is developing many new methods to clean water and always working on the improvement of processes already available.

Raw Materials and Supplies
--------------------------

Raw materials, primarily steel, plastics and component parts such as pumps and valves, and products needed for the JetWater System unit are available from a number of sources. We do not anticipate any difficulties in obtaining the materials, components and supplies used in our operations.

Product Development; Patents, Trademarks and Licenses
-----------------------------------------------------

The Company currently owns International Patent Application No. PQ5402 filed under the Patent Cooperation Treaty signed at Washington on June 19, 1970 and given an international filing date of February 2, 2000 in respect of the invention known as the JetWater System. We acquired the patent and JetWater System technology from Global Power & Water, Inc., a Nevada corporation.

We also signed a consulting agreement with Global, pursuant to which Global will assist us with research and development with respect to the improvement and applications of the JetWater System. In addition, we are able to use the analytical laboratories and technical assistance in Australia (provided by CSIRO(2)) to perform water analyses and to test and improve the effectiveness of water treatment techniques in order to enhance the JetWater System's capability to design systems tailored specifically for the particular needs of customers.

At this time, we do not have any registered trademarks.

Product Warranties; Insurance
-----------------------------

We have not decided yet what type of warranty, if any, will be offered on our units of JetWater system.

We anticipate that performance guarantees should apply to most of our systems.

Employees
---------

We have no salaried employees at this time. The Officers and Directors are currently handling the administrative functions of the Company. Messrs. Ritter and Henderson are devoting such time as they deem reasonably necessary to carry out the business and affairs of the Company. The clerical support is provided by the entity controlled by the President of the Company.

Agreements
----------

We acquired the JetWater System from Global Power and Water, Inc., controlled by Greg Paxton, the inventor of the JetWater System, for 4,000,000 shares of common stock of the Company. The Agreement also calls for Global to receive an additional 1,000,000 shares after the JetWater System passed an independent test proving out the technology and another 1,000,000 shares when the JetWater System is commercialized. A total of 5,000,000 shares have been issued pursuant to the Global Agreement as of March 31, 2001. Mr. Paxton will continue to consult to the Company and has agreed that any and all improvements or modifications made to the JetWater System are the property of the Company.

Risk Factors
------------

You should carefully consider the following risks and other information in this report before you decide to purchase common stock in our Company. If any of the following risks actually occur, our business, results of operations, or financial condition would likely suffer. In such case the value of our stock could decline, and you may lose all or part of your investment.

--------

(2) CSIRO is an engineering group in Australia which is sponsored and funded by the Australian government.

Forward-Looking Statements
--------------------------

This registration statement contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "feel," "confident," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions and involve risks, uncertainties and other factors, including the risks outlined under "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.

We may not achieve the results indicated by the forward-looking statements. The risk factors in this section are some of the factors that could cause our actual results to differ materially from those contained in any forward-looking statement.

RISKS RELATED TO OUR BUSINESS OPERATIONS

o RISK OF MARKETING NEW TECHNOLOGY. We are a new company attempting to market a new technology. There is no guarantee the Company will be successful doing this.

o RISK OF ESTABLISHING A NEW MARKET. There can be no assurances that we will be successful in marketing units of the JetWater System for water purification. The market for new products can be very difficult to establish. There are competitors with long established products, accepted technology and superior financial resources for marketing. If the market for the JetWater System takes longer to develop than anticipated, this would have an adverse affect on revenues and potential profitability. We believe the JetWater System represents an innovation in the water purification industry. We cannot ensure our targeted customers will purchase any units. If the market develops more slowly than anticipated we may require additional financing and no assurances can be made that additional funding will be available.

o RISK OF INSUFFICIENT FUNDS FOR OPERATIONS. Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for 2001 with our current cash reserves, which were obtained from the sale of securities. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required it will probably be done through the sale of more common shares. If more shares are sold it will further dilute existing shareholders.

o RISK OF RAPID TECHNOLOGICAL CHANGES. Rapid technological changes could adversely affect our business. The market for water purification technology is characterized by rapid changes. Evolving industry standards and changing customer needs gives rise to a very competitive marketplace for new technology. If we are unable to meet or stay ahead on new technologies being developed and to changes in industry standards, our business could be adversely affected.

o ONE PRINCIPAL SHAREHOLDER HAS CENTRALIZED CONTROL OVER OUR AFFAIRS. The principal stockholder can exercise significant control over the Company and could limit the ability of our other stockholders to influence the outcome of transactions requiring a shareholder vote. As of March 31, 2001, over 75% of our outstanding stock is owned by Global. Global will therefore have the ability to exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

RISKS RELATED TO COMPETITION

We will compete against many companies in fragmented, highly competitive markets and we have fewer resources than some of those companies. Our businesses compete within and outside the United States principally on the basis of the following factors:

          BUSINESS                           FACTORS
  ----------------------------------------------------------------------

    Water and Wastewater        o  Product quality and specifications
         Treatment              o  Technology
                                o  Reliability
                                o  Price (can predominate among competitors in
                                   the wastewater treatment business that have sufficient technical qualifications, particularly in the municipal contract bid process)
                                o  Customized design and technical
                                   qualifications
                                o  Reputation
                                o  Prompt local service

       Filtration and           o  Price
         Separation             o  Technical expertise
                                o  Product quality
                                o  Responsiveness to customer needs
                                o  Service
                                o  Technical support

   Industrial Products and      o  Quality
          Services              o  Service
                                o  Price

   Consumer and Commercial      o  Price
          Products              o  Product quality
                                o  "Taste"
                                o  Service
                                o  Distribution capabilities
                                o  Geographic presence
                                o  Reputation

Competitive pressures, including those described above, and other factors could cause us additional difficulties in acquiring market share or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

RISKS RELATED TO MARKET OF OUR COMMON STOCK

o LACK OF TRADING MARKET. The common stock currently has no market and there can be no assurances one will ever develop.

o RISK OF TRADING UNDER PENNY STOCK RULES. Our common stock will initially fall under the penny stock rules. As the Company's securities will not be listed on NASDAQ (and the Company will not qualify for NASDAQ) or certain other national exchanges and the offering price per share is below $5.00 per share, it is most likely that any future resale of such securities will be below $5.00 and subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules (Rules 15g-2 through 15g-6 of the Securities Exchange Act of 1934) that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC, to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. As the Company's securities will be subject to the penny stock rules, investors may find it more difficult to sell their securities. If the Company's securities were subject to the existing or proposed regulations on penny stocks, the market liquidity for the Company's securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in any secondary market.

o SHARES ELIGIBLE FOR FUTURE SALE. There is an aggregate of 6,647,000 shares of Common Stock issued and outstanding. 997,000 of such shares will be freely tradeable in the public market (except by affiliates of the Company) and 5,650,000 shares will be "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a Registration Statement filed under the Securities Act. The 6,647,000 shares were issued previously by the Company and are held by 88 beneficial owners.

         Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 1% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

RISKS OF DOING BUSINESS IN OTHER COUNTRIES

We may conduct business in markets outside the United States. In addition to the risk of currency fluctuations, the risks associated with conducting business in some countries outside the United States can include:

      o   slower payment of invoices;

      o   underdeveloped legal systems;

      o   nationalization; and

      o   social, political and economic instability.

We cannot predict the full impact of any economic instability, but it could have a material adverse effect on our revenues and profits.

IMPORTANCE OF CERTAIN EMPLOYEES

Our senior officers, particularly John Ritter, who is our President, are very important to the success of our operations. We do not have compensation and benefit arrangements with our senior officers, including Mr. Ritter, and if any of our senior officers do not continue in their present roles, our prospects may be adversely affected.

POTENTIAL ENVIRONMENTAL RISKS

Environmental laws and regulations require us to meet certain standards and impose liability if we do not meet them. Environmental laws and regulations and their interpretations change. We must comply with any new standards and requirements, even when they require us to clean up environmental conditions that were not illegal when the conditions were created.

Impact of Environmental Laws on Our Product Sales and Potential Liabilities. The liabilities and risks imposed on our customers by environmental laws may adversely impact demand for some of our products or services or impose greater liabilities and risks on us, which could also have an adverse effect on our competitive and financial position.

TECHNOLOGICAL AND REGULATORY RISKS

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for many of our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete.

New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. The market growth potential of in-process research and development that we have acquired with some businesses we bought is subject to significant risks, including high development, production and sales costs, introduction of competing technologies and the possible lack of market acceptance of the developed products and technologies.

Our patent may not provide substantial protection from competition or be of commercial benefit to us. We may not be able to enforce our rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges our trademarks or patents, it may affect our competitive and financial position.

RISKS RELATED TO CERTAIN CONFLICTS OF INTEREST OF THE COMPANY'S OFFICERS AND DIRECTORS

o BUSINESS OPPORTUNITY CONFLICTS. John Ritter and John Henderson are also principals in the entities controlled by them, respectively. Although it is unlikely, since their respective businesses have different operations than the Company, Messrs. Ritter and Henderson may face a conflict of interest with respect to presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present certain business opportunities to such corporation. As a result of Messrs. Ritter and Henderson business associations with other companies they may encounter conflicting interests.

o TIME COMMITMENT TO THE COMPANY. Messrs. Ritter and Henderson are not required to commit their full time to the affairs of the Company and it is likely that they will not devote a full time schedule to the affairs of the Company. Messrs. Ritter and Henderson will have conflicts of interest in allocating management time among various business activities. However, Messrs. Ritter and Henderson will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

THE COMPANY EXPECTS TO PAY NO CASH DIVIDENDS

The Company does not expect to pay dividends in the near future. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition of the Company. The payment of any dividends will be within the discretion of the Company's then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.


ITEM 2. DESCRIPTION OF PROPERTY.

In fiscal year 2001, the Company was provided office space, phones and clerical services from an entity controlled by the President for a fee of $25,000 per year. The clerical and property services included the secretarial, phone answering and general office assistance. Such services were made available to the Company on terms as favorable as could be obtained from an unaffiliated party.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings of any nature pending against the Company and to the Company has no knowledge that any such proceedings are contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The common stock of the Company has not begun trading yet. The Company has filed an application for trading on NASD's Bulletin Board, which is still pending. As of December 31,2001 there were 75 shareholders of record. There can be no assurances that any market for the shares of common stock of the Company will ever develop.

         The Company has not paid any dividends since inception. We do not anticipate paying any dividends in the future even if we were to have earnings.

        PublicEase, Inc., a corporation doing business in Las Vegas, Nevada serves as transfer agent for the Common Stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Overview

         The Company acquired the JetWater System in its final stages of prototype development from Global Power & Water, Inc. ("Global") in Fiscal 2000 in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the successful commercialization of the system. To date a total of 5,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JetWater System. The acquisition of JetWater system from Global was accounted for as a purchase of an asset for stock.

Management's goal was to keep costs to a minimum for the year until the JetWater System was ready for commercial development. Following the completion of the testing of the JetWater System the planned activities for the remainder of 2001 include:

1) initial production of the first commercial version of the JetWater System, which was expected to be available in the fall of 2001; was actually completed in early 2002;
2) begin demonstrations to parties that would have a need for the JetWater System; this was achieved and continues;
3) work with Global to continue to improve and modify the JetWater System; this continues;
4) initiate contract discussions for the JetWater System; discussions with interested parties were held and continue; and,
5) seek out potential joint venture partners to market the JetWater System to selective industries and territories. While it was expected that the JetWater System would be ready to market beginning in the fall of 2001, that process is now expected to commence in the spring of 2002. There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.

Plan of Operations for the Twelve Months Ending December 31, 2002.
---------------------------------------------------------------

DESCRIPTION SHALL INCLUDE: DISCUSSION OF HOW LONG THE COMPANY CAN SATISFY ITS CASH REQUIREMENTS AND WHETHER IT WILL HAVE TO RAISE ADDITIONAL FUNDS IN THE NEXT 12 MONTHS; SUMMARY OF ANY PRODUCT DEVELOPMENT AND EXPECTED SIGNIFICANT PURCHASE OF EQUIPMENT

We expect the funds raised in our offering to be sufficient to carry out all the management functions necessary to bring the JetWater System to market. For the fiscal year 2000, management kept expenditures to $18,973, consisting of primarily start-up and incorporating expenses. For the three months ending March 31, 2001, the Company has expended $138,971 in research and development costs relating to finalizing the development of the prototype and getting it ready for commercialization. With over $800,000 left from the offering proceeds the management believed it had sufficient capital to begin manufacturing and marketing of the JetWater System. The Company had budgeted approximately $425,000 for the fiscal year 2001 (funded with proceeds from the offering). The management believed that these funds should be sufficient to enable the Company to bring the JetWater System to market and generate sales. Although these cost estimates did provide for some contingencies and unexpected expenses, management kept in mind that they may not be sufficient should some major unforeseen event arise. For that reason the Company kept funds in reserve for funding expenses in fiscal 2002, should no sales take place prior to such time.

RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until December 31, 2000 was $18,973. Our net loss for the fiscal year ended December 31 was $1,638,743 that included a $1,000,000 loss on impairment of intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. They consisted principally of legal expenses of $10,041, reimbursement of an officer of the Company for administrative expenses of $7,264, which consisted principally of travel, meals, and office supply expenses, and the other $1,668 consisted of expenses for taxes, amortization, and directors fees. Our general and administrative expenses for the fiscal year ended December 2001 are $161,324. They consisted principally of legal expenses $31,323, accounting fees $36,456,rent $23,150 and travel $12,180.

Our research and development expenses from inception (April 26, 2000) until December 31, 2001 are $494,286 all of which was incurred in the year ended December 31, 2001. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of $374,286 for purchases of materials and equipment to develop a prototype of the water purification machine and $120,000 consisted for salaries of Global Power & Water, Inc.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of the end of the reporting period, the Company had $198,941.65 in cash.

From the inception of the Company, through December 31, 2001, net cash used in operations of $773,628, and net cash used in investing activities of $25,745 were financed almost entirely by the issuance of shares of common stock in the private placement.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index and follow this page.

Independent Auditors' Report of MENDOZA BERGER & COMPANY, LLP

Balance Sheet as of December 31, 2001 an 2000

Statements of Operations for the years ended December 31, 2001 and 2000, and from Inception of Development Stage to December 31, 2001

Statements of Stockholders' Equity (Deficit) from Inception of Developmental Stage to December 31, 2001

Statements of Cash Flows for the years ended December 31, 2001 and 2000,and from Inception of Development Stage to December 31, 2001

Notes to Financial Statements

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                         FROM INCEPTION (APRIL 26, 2000)
                          THROUGH DECEMBER 31, 2000 AND
                               FOR THE YEAR ENDED
                                DECEMBER 31, 2001

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS




Independent Auditors' Report                                                 18

Balance Sheets                                                               19

Statements of Operations                                                     20

Statement of Changes in Stockholders' Equity                                 21

Statements of Cash Flows                                                     22

Notes to Financial Statements                                                23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Aqua Dyne, Inc.

We have audited the accompanying balance sheets of Aqua Dyne, Inc. (a Delaware Corporation) (a Development Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, and for the period from inception (April 26, 2000) through December 31, 2000, and for the period from inception (April 26, 2000) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Dyne, Inc. as of December 31, 2001 and 2000 and the results of its operations and cash flows for the year ended December 31, 2001, and from inception (April 26, 2000) through December 31, 2000, and from inception (April 26, 2000) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (April 26, 2000) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MENDOZA BERGER & COMPANY, LLP



March 21, 2002
Irvine, California

                                      AQUA DYNE, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
----------------------------------------------------------------------------------------

                                     ASSETS

                                                             DECEMBER 31,   DECEMBER 31,
                                                                2001            2000
                                                             ------------   ------------
Current assets:
    Cash                                                     $   197,627    $   486,795
    Prepaid expenses                                             124,350             --
                                                             ------------   ------------

     Total current assets                                        321,977        486,795
                                                             ------------   ------------

Property and equipment, net (Notes 2 and 4)                       24,911             --

Intellectual property, net of amortization (Notes 2 and 5)         3,687          3,887
                                                             ------------   ------------

     Total assets                                            $   350,575    $   490,682
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $     6,641    $    10,641
    Due to officer (Note 6)                                           --          7,364
    Stock subscriptions payable (Note 7)                              --        487,000
                                                             ------------   ------------

     Total current liabilities                                     6,641        505,005
                                                             ------------   ------------

Commitments (Note 5)                                                  --             --

Stockholders' equity: (Notes 5 and 7)
    Common Stock, $0.001 par value, 20,000,000 shares
      authorized; 6,647,000 and 4,650,000 shares
      issued and outstanding at December 31, 2001
      and 2000, respectively                                       6,647          4,650
    Additional paid-in capital                                 1,995,003             --
    Deficit accumulated during development stage              (1,657,716)       (18,973)
                                                             ------------   ------------

     Total stockholders' equity (deficit)                        343,934        (14,323)
                                                             ------------   ------------

     Total liabilities and stockholders' equity              $   350,575    $   490,682
                                                             ============   ============

         The accompanying notes are an integral part of these financial statements

                                             19

                                            AQUA DYNE, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------

                                                                                      CUMULATIVE AMOUNTS
                                                                    FROM INCEPTION     FROM INCEPTION
                                                 FOR THE YEAR      (APRIL 26, 2000)    (APRIL 26, 2000)
                                                     ENDED             THROUGH             THROUGH
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 2001
                                               -----------------   -----------------   -----------------
Operating expenses:
    General and administrative                 $        161,324    $         18,973    $        180,297
    Research and development                            494,286                  --             494,286
    Impairment loss on intellectual property          1,000,000                  --           1,000,000
                                               -----------------   -----------------   -----------------

Total operating expenses                              1,655,610              18,973           1,674,583
                                               -----------------   -----------------   -----------------

Loss from operations                                 (1,655,610)            (18,973)         (1,674,583)

Interest income                                          16,867                  --              16,867
                                               -----------------   -----------------   -----------------

Provision for taxes (Note 8)                                 --                  --                  --
                                               -----------------   -----------------   -----------------

Net loss                                       $     (1,638,743)   $        (18,973)   $     (1,657,716)

                                               =================   =================   =================

Loss per share                                 $          (0.24)   $          (0.01)   $          (0.29)
                                               =================   =================   =================

Weighted average number of common
shares outstanding                                    6,743,816           3,936,948           5,725,151
                                               =================   =================   =================

              The accompanying notes are an integral part of these financial statements

                                          20

                                                     AQUA DYNE, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------------------------------------------------------------------------------------

                                                             COMMON STOCK
                                                       --------------------------
                                                                                                  DEFICIT
                                                                                                 ACCUMULATED
                                                                                    ADDITIONAL    DURING THE       TOTAL
                                                          NUMBER      PAR VALUE      PAID-IN     DEVELOPMENT    STOCKHOLDERS'
                                                        OF SHARES      $0.001        CAPITAL        STAGE          EQUITY
                                                       ------------  ------------  ------------  ------------   ------------
Balance at inception - April 26, 2000                           --   $        --   $        --   $        --    $        --

Issuance of stock for intellectual property (Note 5)     4,000,000         4,000            --            --          4,000

Issuance of stock to directors (Note 7)                    650,000           650            --            --            650

Net loss                                                        --            --            --       (18,973)       (18,973)
                                                       ------------  ------------  ------------  ------------   ------------

Balance at December 31, 2000                             4,650,000         4,650            --       (18,973)       (14,323)
                                                       ------------  ------------  ------------  ------------   ------------

Issuance of stock for cash from stock
subscriptions (Note 7)                                     487,000           487       486,513            --        487,000

Issuance of stock for intellectual property
(Notes 5 and 7)                                          1,000,000         1,000       999,000            --      1,000,000

Issuance of stock for cash (Note 7)                        510,000           510       509,490            --        510,000

Net loss                                                        --            --            --    (1,638,743)    (1,638,743)
                                                       ------------  ------------  ------------  ------------   ------------

Balance at December 31, 2001                             6,647,000   $     6,647   $ 1,995,003   $(1,657,716)   $   343,934
                                                       ============  ============  ============  ============   ============

                        The accompanying notes are an integral part of these financial statements

                                                        21

                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------

                                                                                       CUMULATIVE
                                                                                        AMOUNTS
                                                                          FROM           FROM
                                                                        INCEPTION      INCEPTION
                                                                        (APRIL 26,    (APRIL 26,
                                                        FOR THE YEAR      2000)          2000)
                                                           ENDED         THROUGH        THROUGH
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             2001          2000           2001
                                                        ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                             $(1,638,743)   $   (18,973)   $(1,657,716)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization and depreciation                             1,034            113          1,147
    Impairment of intellectual property                   1,000,000             --      1,000,000
    Directors fees                                               --            650            650
Changes in assets and liabilities:
    Increase in prepaid expenses                           (124,350)            --       (124,350)
    Increase (decrease) in accounts payable                  (4,000)        10,641          6,641
    Increase (decrease) in due to officer                    (7,364)         7,364             --
                                                        ------------   ------------   ------------

       Net cash used in operations                         (773,423)          (205)      (773,628)
                                                        ------------   ------------   ------------

Cash flows used by investing activities:
    Acquisition of fixed assets                             (25,745)            --        (25,745)
                                                        ------------   ------------   ------------

        Net cash used by investing activities               (25,745)            --        (25,745)
                                                        ------------   ------------   ------------

Cash flows from financing activities:
    Stock subscriptions payable                                  --        487,000        487,000
    Issuance of common stock                                510,000             --        510,000
                                                        ------------   ------------   ------------

        Net cash from financing activities                  510,000        487,000        997,000
                                                        ------------   ------------   ------------

Net increase (decrease) in cash                            (289,168)       486,795        197,627

Cash, beginning of period                                   486,795             --             --
                                                        ------------   ------------   ------------

Cash, end of period                                     $   197,627    $   486,795    $   197,627
                                                        ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property         $ 1,000,000    $     4,000    $ 1,004,000
                                                        ============   ============   ============
    Issuance of stock to directors                      $        --    $       650    $       650
                                                        ============   ============   ============
    Issuance of stock for stock subscriptions payable   $   487,000    $        --    $   487,000
                                                        ============   ============   ============

              The accompanying notes are an integral part of these financial statements

                                                22

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND HISTORY
         ------------------------

         Aqua Dyne, Inc. (the Company), a Delaware Corporation, was incorporated on April 26, 2000. On June 8, 2000, the Company acquired water purification technology, which removes impurities from water in great volume. The Company intends to sell purification units, which will allow customers to purify water at the source. The Company has completed its prototype units and is in the process of developing a commercial product.

         The Company has been in the development stage since its inception, April 26, 2000. It is primarily engaged in raising capital and developing a marketable commercial water purification product.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is seven years. The Company has no equipment under capital lease.

         INTELLECTUAL PROPERTY
         ---------------------

         The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. Amortization expense charged to operations in the year ended December 31, 2001 and the period ended December 31, 2000, was $200 and $113, respectively.

         OPERATIONS
         ----------

         Two officers, who are also directors, manage the Company. In February 2001, the Company agreed to reimburse another company, related by common management, $25,000 for the use of office space and employees for the year ended December 31, 2001.

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         NET LOSS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         Financial instruments consist principally of cash and payables. The estimated fair value of these instruments approximate their carrying value.

         RESEARCH AND DEVELOPMENT COSTS

         The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All incurred costs related to the purification system have been charged to expense. Total research and development-related costs charged to expense for the year ended December 31, 2001 and for the period ended December 31, 2000, was $494,286 and $0, respectively.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         In accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions of factors that may be present. If such impairment indicators are present or if other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. For the year ended December 31, 2001, the impairment loss was $1,000,000. There was no impairment losses for the period from inception (April 26, 2000) through December 31, 2000.

3.       GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained significant losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized, either by securing debt or through stock offerings.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2001          2000
                                                    -------------  -------------

         Vehicle                                    $     23,342   $         --
         Computer                                          2,403             --
                                                    -------------  -------------
                                                          25,745             --
         Accumulated depreciation                           (834)            --
                                                    -------------  -------------

                                                    $     24,911             --
                                                    =============  =============

         Depreciation expense for the year ended December 31, 2001, and for the period ended December 31, 2000, was $834 and $0, respectively.

5.       INTELLECTUAL PROPERTY
         ---------------------

         On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of restricted common stock valued at $4,000 for the purchase of this technology. In addition, the agreement calls for the Company to issue 1,000,000 shares when the technology has reached a point of technological feasibility. Also, the Company will issue an additional 1,000,000 restricted shares when Global has produced a marketable product. As discussed in (Note 7), the second installment of the restricted shares was issued in January 2001.

         In addition, the Company has entered into an agreement with Global to assist in the development of a workable prototype. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $494,286 and $0 to Global during the year ended December 31, 2001 and the period from inception (April 26, 2000) through December 31, 2000, respectively, in accordance with its development agreement.

         As a result of the above transactions, as of December 31, 2001, Global has acquired 75.22% of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant control over the Company.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       RELATED PARTY TRANSACTIONS
         --------------------------

         DUE TO OFFICER
         --------------

         As of December 31, 2000, the Company owed $7,364 to the Chief Executive officer of the Company. The amounts owed to officer consisted principally of administrative and out-of-pocket expenses incurred on behalf of the Company. The total amount due to officer was paid off during 2001.

7.       CAPITAL STOCK
         -------------

         COMMON STOCK
         ------------

         On April 26, 2000, the Company issued 600,000 restricted shares of common stock to a former Company director and incorporator at a fair value of $0.001 per common share, for services provided in connection with the incorporation of the Company. As represented by management, no other services were provided. The Company charged $600 to compensation expense for the period ended December 31, 2000.

         On June 8, 2000, the Company purchased intellectual rights (Note 5) to certain water purification technology through the issuance of 4,000,000 shares of restricted common stock, valued at $4,000, which was the estimated adjusted cost basis of the intellectual property prior to the sale.

         On May 15, 2000, the Company approved the issuance of 50,000 restricted shares of common stock to Company directors at a fair value of $0.001 per common share, for services provided in connection with services provided in serving as Company directors. The Company charged $50 to compensation expense for the period ended December 31, 2000.

         During the period October through December 31, 2000, the Company sold subscriptions for 487,000 shares of common stock under SEC Regulation D, Rule 504, for $487,000. Since the Company did not achieve its minimum level of funding as of December 31, 2000, the total amount received was classified as a liability. Subsequent to December 31, 2000, the Company reached its minimum level of funding, and the shares of common stock were subsequently issued to the subscribers. In January and February 2001, the Company continued its sale of common stock through the Regulation D, Rule 540 offering. The Company issued and additional 510,000 shares of common stock, at $1.00 per share, or $510,000.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       CAPITAL STOCK (Continued)
         -------------

         COMMON STOCK (Continued)
         ------------

         On January 25, 2001, the Company issued an additional 1,000,000 shares of restricted common stock to Global at a fair value of $1.00 per common share, in accordance with the purchase agreement (Note 5) for the water purification technology. The Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000 for the year ended December 31, 2001.

8.       INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows:


                                                     DECEMBER 31,   DECEMBER 31,
                                                        2001            2000
                                                     ------------   ------------
         Deferred tax assets:
           Net operating loss carryforward           $   254,000    $     8,000

         Valuation allowance                            (254,000)        (8,000)
                                                     ------------   ------------
         Net deferred tax assets                     $        --    $        --
                                                     ============   ============

         The Company had available approximately $638,000 and $19,000 of unused Federal and state net operating loss carryforwards at December 31, 2001 and 2000, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2021 for Federal purposes. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2001 and 2000, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       INCOME TAXES (Continued)
         ------------

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2001            2000
                                                     ------------   ------------
         Statutory federal tax  (benefit) rate          (34.00)%       (34.00)%
         Statutory state tax  (benefit) rate             (5.83)%        (5.83)%
                                                     ------------   ------------

         Effective tax rate                             (39.83)%       (39.83)%

         Valuation allowance                             39.83%         39.83%
                                                     ------------   ------------

         Effective income tax rate                        0.00%          0.00%
                                                     ============   ============

9.       RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 establishes accounting standards for recognition and measurement of liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the assets.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting reporting for the impairment or disposal of long-lived assets and discontinued operations.

         These pronouncements have no impact on the financial position and results of operations of the Company. The Company has adopted these standards as of December 31, 2001.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors* of the Company, their ages and present positions held with the Company are as follows:

    NAME        AGE   POSITIONS WITH THE COMPANY

John Ritter     46    President and Director

John Henderson  45    Director

David Klages    63    Former Vice President and Director

     * The Company's Board of Directors has been operating with vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

John Albert Ritter - President/Director - Mr. Ritter has been a President and director of the Company since May, 2000. He is the owner and President of Alloy Products, Inc., a liaison between manufacturers and foundries. Mr. Ritter established Alloy Products in 1990. The company represents among others the largest truck wheel manufacturer in the world, which owns a variety of foundries that specialize in high volume cast machined parts with facilities in the United States, Europe and Mexico and also have joint ventures with Alcoa Aluminum. In addition Mr. Ritter is part owner and on the Board of Directors of Aacco Foundry in Benson, Arizona, a modern foundry and machining facility located on twelve acres, and a private company.

John Henderson - Director - Mr. Henderson has been a director since August, 2001. Mr Henderson is a lawyer who has operated his own legal firm since 1989 and has practiced in the areas of commercial litigation, property law and finance law. He has represented clients from Malaysia, Singapore, New Zealand, Japan and Indonesia in relation to their property/finance dealings in Australia as well as Australian businesses in their international trading. Mr. Henderson is also serving as the Company's in-house Australian legal counsel.

David Klages - former Vice President and Director - Mr. Klages has been the Company's officer and director since May, 2000. He is the Chairman of the Board of Klages Carter Vail and Partners (KCV), Architects and Planners which recently merged with another firm in which Mr. Klages continues to be a principal. KCV was founded in 1969 by Mr. Klages and the firm is engaged as architects and planners both within the United States and internationally. Mr. Klages received his Bachelor of Architecture in 1961 from the University of Southern California.

Greg Paxton - Consultant - Mr. Paxton is the controlling shareholder and President of Global Power and Water, Inc. He is an engineering specialist experienced in consulting to local, State and Federal governmental agencies on liquid waste management and problems associated with polluted liquids. His company has been a contract auditor for several coal mining companies examining internal compliance for the regulatory authorities on environmental emissions. He is in charge of JetWater's research and development and will also be the technical liaison contact in negotiations on business to business marketing and business to government marketing.

         All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         All directors are reimbursed for out-of-pocket expenses, if any, in connection with attendance at Board of Directors' meetings.

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

         Section 16(a) of the Securities Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). Such officers, directors and shareholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.


Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2001 and thereafter, the Company believes that, during the Company's 2001 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.


ITEM 10. EXECUTIVE COMPENSATION.

         Messrs. Ritter, Klages and Henderson have not received compensation in excess of $100,000 during fiscal year 2001.

         There are no employment agreements in place at this time. In August 2000, Messrs. Ritter and Klages were each issued 25,000 restricted shares at par value by the Company for their agreement to serve on the Board of Directors of the Company.

         Mr. Henderson does not receive any compensation for his services as a director of the Company, however, he is compensated for his services as the Company's in-house Australian legal counsel.

Consulting Agreements
---------------------

The Company entered into an agreement with Global Power & Water, Inc. to assist the Company and to provide consulting services with respect to further development of the workable prototype of the JetWater System technology. The Company will pay Global $80,000 per annum until a marketable prototype has been developed. Once a marketable prototype has been developed, the annual payments will increase to $100,000 and to $120,000 when the Company has secured its first commercial contract. The term of the agreement is for five years.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of December 31, 2001 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all Officers and Directors. on December 31, 2001, there were 6,647,000 shares of common stock outstanding.

        Name              Shares of Common Stock (1)        Percent of Ownership
        ----              ----------------------            --------------------

  Global Power
  And Water, Inc. (2)            5,000,000                         75.2%

  John Ritter (3)                   25,000                            *%
 President and Director

  John Henderson (3) (4)                 0                            0%
 Director

  David Klages (3) (4)              25,000                            *%
 Former Director

  ALL OFFICERS AND DIRECTORS        25,000                            *%

  AS A GROUP (2 PERSONS)
---------------

*   Less than 1%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Global may receive an additional 1,000,000 shares pursuant to the agreement with the Company. Global is beneficially owned and controlled by Greg Paxton.

(3) Officers and directors both received their shares from the Company for services rendered.

(4) Mr. Klages resigned his position as an officer and director of the Company in August,2001, Mr. Henderson was appointed to fill in the vacancy on the Board of Directors at the same time.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 8, 2000 the Company entered into two agreements with Global Power and Water, Inc., a Company owned by Greg Paxton, a consultant to and majority shareholder of the Company. Global assigned its rights to the JetWater System, including patent rights and in exchange received 4,000,000 shares. Global will receive an additional 1,000,000 shares upon successful completion of independent testing and another 1,000,000 shares when the Company receives from Global a fully working prototype which is ready for large scale production.

         A five year agreement relating to technical assistance was also signed with Global receiving $80,000 per year increasing to $100,000 per year when a prototype passes the test requirements and to $120,000 per year after the Company signs their first commercial sales contract.

         On August 15, 2000, the Company issued 25,000 restricted shares at par value to each of the two Directors. On April 26, 2000, the Company issued 600,000 restricted shares to a former Company's director and incorporator, valued at par value.

       It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.
                  ---------

         The following exhibits of the Company are included herein.

3.1                 Articles of Incorporation*
3.2                 Bylaws*
4.1                 Form of the Stock Certificate*
4.2                 Form of Subscription Agreement executed by investors
                      in the Private Placement*
10.1                Deed of Agreement for Assignment of Intellectual Property*
10.2                Agreement for Performance of Services by Independent
                      Contractor*
23.1                Consent of Certified Public Accountants

----------
* Previously filed with the Commission.


         (b)      Reports on Form 8-K
                  -------------------

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.

                               AQUA DUNE, INC.

                               By:  /s/ John Ritter
                                    ------------------------------------
                                    John Ritter
                                    President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ John Ritter            President and Director                  Date: 3/27/02
------------------------     (principal executive officer)
    John Ritter


/s/ John Henderson         Director                                Date: 3/27/02
------------------------
    John Henderson