Form 10KSB/A
period 2001-12-31
AQUA DYNE INC
filed 2002-03-28
CIK 1138867

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                  FORM 10-KSB/A

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

The third generation prototype has been completed and put through numerous field tests and independent analysis. The successful completion of independent testing of the JetWater process, was conducted by Occupational Hygiene, Environment and Chemistry Centre ("OHECC") in Australia. The nature of the testing done by the OHECC can be explained in layman's terms by drawing a comparison to boiling a kettle full of water. As the water is boiled, one can see steam evolving from the water leaving behind the impurities within the kettle. If the steam is sucked into a cooling vessel, the steam will condense back to pure water. This condensed water is the product water from the JetWater system. The primary purpose of the testing done, was to analyze the water feeding into the JetWater system (similar to water feeding into a kettle) and analyzing the clean pure condensed water coming out of the other side. Once the analysis has been completed, the two water streams are compared to see whether the JetWater unit has in fact removed the contaminants from feed water.

The basic model of the JetWater System is a self-contained unit for ease of handling and can be configured as a portable unit. The JetWater System is a high efficiency water distillation system that utilizes a jet afterburner to superheat high volume water flows. The superheated water is then injected into a low-pressure chamber where it vaporizes causing suspended and dissolved solids to separate out. The recovered clean water vapor is then rapidly cooled and condensed back into a purified liquid. A computer that allows the purity of water to be controlled to meet the purification needed to suit the particular demand controls the system. Be it for industry, agriculture, recreation, consumption or medical use the purification level can be adjusted to the specific requirement. The water which the JetWater system produces can be used for drinking water as well as in other industries such as mining, agriculture, food-processing and other industries. JetWater system has not been used yet in any of those potential commercial applications.

The final prototype model has been developed for demonstration purposes to handle 50,000 liters per hour (13,200 gallons per hour). The capacity can be expanded to handle any demand that may be called for. The JetWater System was designed with a multi fuel capability enabling it to run on whatever the prevailing fuel is in the area.

The basic prototype is 3 meters (approximately 9 feet) long, two meters (approximately 6 feet) wide and two meters (approximately 6 feet) high. It weighs approximately one ton (2,240 pounds) and is transportable. For very large applications the size adjusts upward and can be housed in a permanent facility. The solid by-products from the process accumulate in a spadeable material state and can be disposed of easily as they are basically inert. In the case where the removed substances are useable they can be recycled.

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

To ensure against capital risk our management has decided to concentrate efforts on one standard size unit. A standard size unit is capable of processing up to 50,000 liters (approximately 13,210 gallons) of wastewater per hour. We believe that there are opportunities for variation and adaptation of the technology that can be addressed when we have achieved market acceptance of the standard JetWater System.

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

Our general and administrative expenses from inception (April 26, 2000) until December 31, 2000 were $18,973. They consisted principally of legal expenses of $10,041, reimbursement of an officer of the Company for administrative expenses of $7,264, which consisted principally of travel, meals, and office supply expenses, and the other $1,668 consisted of expenses for taxes, amortization, and directors fees. Our general and administrative expenses for the fiscal year ended December 2001 are $161,324. They consisted principally of legal expenses $31,323, accounting fees $36,456, rent $29,400 and travel $12,180.

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

As of the end of the reporting period, the Company had $197,627 in cash.

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

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------

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

John Henderson - Director - Mr. Henderson has been a director since August, 2001. Mr. Henderson is a lawyer who has operated his own legal firm since 1989 and has practiced in the areas of commercial litigation, property law and finance law. He has represented clients from Malaysia, Singapore, New Zealand, Japan and Indonesia in relation to their property/finance dealings in Australia as well as Australian businesses in their international trading. Mr. Henderson is also serving as the Company's in-house Australian legal counsel.

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