Form 10QSB
period 2002-03-31
AQUA DYNE INC
filed 2002-05-13
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly report filed under Section 13 or 15 (d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

                           Commission File No. 0-32863
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

          As of March 31, 2002, there were 6,647,000 shares of Common Stock, par value $.001 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes No X

TABLE OF CONTENTS                                                           PAGE


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                       3
(b)      Statement of Operations                                             4
(c)      Statement of Cash flows                                             5
(d)      Statement of Shareholders' Equity                                   6
(e)      Notes to Financial Statements                                       7
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                    8


PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  10

Item 2.  Changes in Securities and Use of Proceeds                          10

Item 3.  Defaults On Senior Securities                                      10

Item 4.  Submission of Items to a Vote                                      10

Item 5.  Other Information                                                  10

Item 6.                                                                     10

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                  11


                                        AQUA DYNE, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS
                       MARCH 31, 2002 (un-audited) AND DECEMBER 31, 2001

                                                                  March 31, 2002  December 31,
                                                                   (un-audited)       2001
                                                                   ------------   ------------
ASSETS
Current assets:
   Cash                                                            $   118,298    $   197,627
   Prepaid expenses                                                     35,000        124,350
                                                                   ------------   ------------
      Total current assets                                             153,298        321,977

Property and equipment:
   Automobile                                                           23,342         23,342
   Computer                                                              2,403          2,403
                                                                   ------------   ------------
   Total                                                                25,745         25,745
   Accumulated depreciation                                              1,757            834
                                                                   ------------   ------------
   Net property and equipment                                           23,988         24,911

Intellectual property                                                    4,000          4,000
Amortization of intellectual property                                      363            313
                                                                   ------------   ------------
                                                                         3,637          3,687
                                                                   ------------   ------------

      Total assets                                                 $   180,923    $   350,575
                                                                   ============   ============


Current liabilities:
   Accounts payable                                                $     1,053    $     6,641
                                                                   ------------   ------------

      Total current liabilities                                          1,053          6,641

Stockholders' equity:
   Common Stock, $0.001 par value, 20,000,000 shares authorized;
     6,647,000 issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively                                     6,647          6,647
   Additional paid-in capital                                        1,995,003      1,995,003
   Accumulated deficit during development stage                     (1,821,780)    (1,657,716)
                                                                   ------------   ------------

      Total stockholders' equity                                       179,870        343,934
                                                                   ------------   ------------

      Total liabilities and stockholders' equity                   $   180,923    $   350,575
                                                                   ============   ============

The accompanying notes are an integral part of these financial statements




                                     AQUA DYNE, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 AND CUMULATIVE AMOUNTS FROM INCEPTION TO MARCH 31, 2002
                                      (un-audited)
                                                                           Cumulative
                                                                           amounts from
                                               For the        For the       inception
                                             three months   three months    April 26,
                                                ended          ended         2000 to
                                              March 31,      March 31,      March 31,
                                                 2002          2001           2002
                                             ------------   ------------   ------------
Income                                       $        --    $        --    $        --

Operating expenses:
  General and administrative                      45,410          6,648        225,707
  Research and development                       119,350        138,971        613,636
  Impairment loss on intellectual property            --      1,000,000      1,000,000
                                             ------------   ------------   ------------
Total  operating expenses                        164,760      1,145,619      1,839,343
                                             ------------   ------------   ------------
Loss from operations                            (164,760)    (1,145,619)    (1,839,343)
Other income- interest                               696          3,350         17,563
Provision for income tax                              --             --             --
                                             ------------   ------------   ------------

Net loss                                     $  (164,064)   $(1,142,269)   $(1,821,780)
                                             ============   ============   ============

Net loss per share                           $     (0.02)   $     (0.19)   $     (0.27)
                                             ============   ============   ============
Weighted average number of common shares
outstanding                                    6,647,000      5,944,644      6,647,000
                                             ============   ============   ============


The accompanying notes are an integral part of these financial statements


                                                  AQUA DYNE, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              AND CUMULATIVE AMOUNTS FROM INCEPTION TO MARCH 31, 2002
                                                   (un-audited)

                                                                                  Cumulative
                                                                                  amounts from
                                                     For the         For the       inception
                                                   three months    three months    April 26,
                                                       ended          ended         2000 to
                                                     March 31,       March 31,      March 31,
                                                       2002            2001           2002
                                                    ------------   ------------   ------------

Cash flow provided by operating activities:
   Net loss                                         $  (164,064)   $(1,142,269)   $(1,821,780)
Adjustments to reconcile net loss to cash used by
operations:
   Amortization and depreciation                            973             50          2,120
   Impairment of intellectual property                       --      1,000,000      1,000,000
   Directors fees                                            --             --            650
Changes in assets and liabilities:
   Decrease (increase) in prepaid expense                89,350        (21,429)       (35,000)
   Decrease in loan from officer                             --         (7,364)            --
   Increase (decrease) in accounts payable               (5,588)       (10,641)         1,053
                                                    ------------   ------------   ------------

    Net cash used by operations                         (79,329)      (181,653)      (852,957)

Cash flows used by investing activities:
   Acquisition of property and equipment                     --             --        (25,745)
                                                    ------------   ------------   ------------
    Net cash used by investing activities                    --             --        (25,745)
                                                    ------------   ------------   ------------

Cash flows provided by financing activities:
   Issuance of stock subscriptions payable                   --             --        487,000
   Issuance of common stock                                  --        510,000        510,000
                                                    ------------   ------------   ------------
   Net cash from financing activities                        --        510,000        997,000
                                                    ------------   ------------   ------------

Net increase (decrease) in cash                         (79,329)       328,347        118,298

Cash, beginning of the period                           197,627        486,795             --
                                                    ------------   ------------   ------------

Cash, end of period                                 $   118,298    $   815,142    $   118,298
                                                    ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Issuance of stock for intellectual property        $        --    $ 1,000,000    $ 1,004,000
                                                    ============   ============   ============
 Issuance of stock to directors                     $        --    $        --    $       650
                                                    ============   ============   ============
 Issuance of stock for stock subscriptions
 payable                                            $        --    $   487,000    $   487,000
                                                    ============   ============   ============


The accompanying notes are an integral part of these financial statements



                                                 AQUA DYNE, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    FROM INCEPTION APRIL 26 TO MARCH 31, 2002



                                               COMMON STOCK            ADDITIONAL     DEFICIT        TOTAL
                                                                        PAID-IN     ACCUMULATED      STOCK-
                                                                        CAPITAL        DURING       HOLDER'S
                                                                                    DEVELOPMENT      EQUITY
                                                                                       STAGE
                                        ------------   ------------   ------------  ------------   ------------
                                         Number of      Par Value
                                           shares        $0.001
                                        ------------   ------------   ------------  ------------   ------------
Balance at inception April 26, 2000              --    $        --    $        --   $        --    $        --

Issuance of stock for intellectual
property                                  4,000,000          4,000                                       4,000

Issuance of stock to directors
                                            650,000            650                                         650

Net loss                                                                                (18,973)       (18,973)
                                        ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2000              4,650,000          4,650             --       (18,973)       (14,323)

Issuance of stock for cash from
stock subscriptions                         487,000            487        486,513                      487,000

Issuance of stock for intellectual
property                                  1,000,000          1,000        999,000                    1,000,000

Issuance of stock for cash                  510,000            510        509,490                      510,000

Net loss                                                                             (1,638,743)    (1,638,743)
                                        ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2001              6,647,000          6,647      1,995,003    (1,657,716)       343,934

Net loss (un-audited)                                                                  (164,064)      (164,064)
                                        ------------   ------------   ------------  ------------   ------------

Balance at March 31, 2002 (unaudited)
                                          6,647,000    $     6,647    $ 1,995,003   $(1,821,780)   $   179,870
                                        ============   ============   ============  ============   ============




The accompanying notes are an integral part of these financial statements

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001
                                  (un-audited)

1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Aqua Dyne, Inc. (the Company) as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and from inception (April 26, 2000) through March 31, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 and from inception (April 26, 2000) through March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (April 26, 2000) to December 31, 2001.

2.       RELATED PARTY TRANSACTIONS

         The Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $154,350 (un-audited) to Global and one of its related entities for the three months ended March 31, 2002. Of this amount, $119,350 (un-audited) was charged to research and development expense for the three months ended March 31, 2002.



3.       ASSET IMPAIRMENT

         On January 25, 2001, the Company issued 1,000,000 shares of its common stock to a related party, Global Power & Water, Inc., in exchange for intellectual property. During the quarter ended March 31, 2001, the Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000.

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

Plan of Operations
------------------

Management's goal was and still is to keep costs to a minimum for the year. The final testing of the first commercial unit has began. Demonstrations to potential customers have started. Following the completion of the testing of the JetWater System the planned activities for the remainder of 2002 include: 1) work with Global to continue to improve and modify the JetWater System; 2) initiate contract discussions for the JetWater System; and 3) seek out potential joint venture partners to market the JetWater System to selective industries and territories. While it is expected that the JetWater System will be ready to market beginning this summer, there can be no assurance that we will be successful in our marketing efforts, the development of any joint ventures or in the eventual sale of the JetWater System. We expect the funds raised in our offering to be sufficient to carry out all the management functions necessary to bring the JetWater System to market.

For the three months period ending March 31, 2002, the Company's expenditures were $164,760 (un-audited) of which $45,410 was for general and administrative costs and $119,350 was for research and development. For the three months ending March 31, 2001, the Company expended $145,619 (un-audited) of which $6,648 was for general and administrative costs and $138,971 was for research and development costs. The research and development costs represent payment to Global and one of its related entities of $119,350 for the three months ended March 31, 2002 and $138,971 for the three month period ended March 31, 2001, pursuant to the Company's agreement with Global.

Under the terms of that agreement which relates to technical assistance to be provided to the Company, Global receives $100,000 per year increasing to $120,000 per year after the Company signs its first commercial sales contract. With $118,298 left from the offering proceeds the management believes it has sufficient funds to enable the Company to bring the JetWater System to market and generate sales. Although these cost estimates do provide for some contingencies and unexpected expenses they may not be sufficient should some major unforeseen event arise.

The net loss for the three months period ending March 31, 2002 was $164,064(un-audited) compared to the net loss from the first three months ended March 31, 2001 of $1,142,269 (un-audited) that included an impairment of intellectual property loss of $1,000,000. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES- NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AQUA DYNE, INC.


                                          /s/ John Ritter   Date: May 9, 2002
                                          --------------------------
                                          By: John Ritter, President