Form 10QSB
period 2002-06-30
AQUA DYNE INC
filed 2002-08-14
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly report filed under Section 13 or 15 (d) of

                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

              895 Dove Street, Third Floor, Newport Beach, CA 92660
           -----------------------------------------------------------
                     (Address of principal executive office)
                    Issuer's telephone number: (949) 955 7979
                                 --------------
            23011 Moulton Parkway, Ste A-16, Laguna Hills, CA. 92653
            ---------------------------------------------------------
         Former name, former address and former fiscal year, if changed

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

         As of June 30, 2002, there were 6,932,000 shares of Common Stock, par value $.001 per share, outstanding.

       Transitional Small Business Disclosure Format (check one): Yes  No X

               TABLE OF CONTENTS                                            PAGE
               -----------------                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet                                                        3
(b)      Statement of Operations                                              4
(c)      Statement of Cash flows                                              5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

PART II. OTHER INFORMATION                                                    11
Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 3.  Defaults On Senior Securities                                        11

Item 4.  Submission of Items to a Vote                                        11

Item 5.  Other Information                                                    11

Item 6.

(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES                                                                    12

                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                JUNE 30, 2002 (un-audited) AND DECEMBER 31, 2001

                                                      June 30, 2002  December
                                                      (un-audited)   31, 2001
                                                      ------------  ------------
   ASSETS
Current assets:
   Cash and cash equivalents                          $   293,379   $   197,627
   Prepaid expenses                                        10,437       124,350
                                                      ------------  ------------
      Total current assets                                303,816       321,977

Property and equipment:
   Automobile                                              23,342        23,342
   Computer                                                 2,403         2,403
                                                      ------------  ------------
   Total                                                   25,745        25,745
   Accumulated depreciation                                 2,680           834
                                                      ------------  ------------
   Net property and equipment                              23,065        24,911

Intellectual property                                       4,000         4,000
Amortization of intellectual property                         413           313
                                                      ------------  ------------
                                                            3,587         3,687
                                                      ------------  ------------

      Total assets                                    $   330,468   $   350,575
                                                      ============  ============

Current liabilities:
   Accounts payable                                   $    59,687   $     6,641
                                                      ------------  ------------

      Total current liabilities                            59,687         6,641

Stockholders' equity:
   Common Stock, $0.001 par value, 20,000,000 shares
     authorized; 6,932,000 and 6,647,000 issued and
     outstanding at June 30, 2002 and December 31,
     2001, respectively                                     6,932         6,647
   Additional paid-in capital                           2,279,718     1,995,003
   Accumulated deficit during development stage        (2,015,869)   (1,657,716)
                                                      ------------  ------------

      Total stockholders' equity                          270,781       343,934
                                                      ------------  ------------

      Total liabilities and stockholders' equity      $   330,468   $   350,575
                                                      ============  ============

   The accompanying notes are an integral part of these financial statements

                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                AND CUMULATIVE AMOUNTS FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2002
                                            (un-audited)

                                    For the six    For the six      For the        For the      Cumulative
                                       months        months          three          three       amounts from
                                       ended         ended           months        months        inception
                                      June 30,      June 30,         ended          ended        April 26,
                                       2002           2001          June 30,       June 30,     2000 to June
                                                                      2002           2001         30, 2002
                                    ------------   ------------   ------------   ------------   ------------

Income                              $        --    $        --    $        --    $        --    $        --

Operating expenses:
  General and administrative            105,406         24,252         59,996         17,604        285,703
  Research and development              253,637        252,668        134,287        113,697        747,923
  Impairment loss on
   intellectual property                     --      1,000,000             --             --      1,000,000
                                    ------------   ------------   ------------   ------------   ------------
Total  operating expenses               359,043      1,276,920        194,283        131,301      2,033,626
                                    ------------   ------------   ------------   ------------   ------------
Loss from operations                   (359,043)    (1,276,920)      (194,283)      (131,301)    (2,033,626)
Other income- interest                      890         10,485            194          7,135         17,757
Provision for income tax                     --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------

Net loss                            $  (358,153)   $(1,266,435)   $  (194,089)   $  (124,166)   $(2,015,869)
                                    ============   ============   ============   ============   ============

Net loss per share                  $     (0.05)   $     (0.20)   $     (0.03)   $     (0.02)   $     (0.30)
                                    ============   ============   ============   ============   ============
Weighted average number of common
shares outstanding                    6,549,873      6,297,762      6,652,714      6,647,000      6,647,463
                                    ============   ============   ============   ============   ============

             The accompanying notes are an integral part of these financial statements

                                                 4

                                      AQUA DYNE, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
           AND CUMULATIVE AMOUNTS FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2002
                                       (un-audited)

                                                       For the six    For the six     Cumulative
                                                       months ended      months      amounts from
                                                         June 30,      ended June     inception
                                                           2002         30, 2001       April 26,
                                                                                     2000 to June
                                                                                       30, 2002
                                                       ------------   ------------   ------------
Cash flow provided by operating activities:
   Net loss                                            $  (358,153)   $(1,266,435)   $(2,015,869)
Adjustments to reconcile net loss to cash used by
operations:
   Amortization and depreciation                             1,946            100          3,093
   Impairment of intellectual property                          --      1,000,000      1,000,000
   Directors fees                                               --             --            650
Changes in assets and liabilities:
   Decrease (increase) in prepaid expense                  113,913        (56,639)       (10,437)
   Increase in other current assets                             --         (2,236)            --
   Decrease in loan from officer                                --         (7,364)            --
   Increase (decrease) in accounts payable                  53,046        (10,641)        59,687
                                                       ------------   ------------   ------------

    Net cash used by operations                           (189,248)      (343,215)      (962,876)

Cash flows used by investing activities:
   Acquisition of property and equipment                        --             --        (25,745)
   Investment in note receivable-related party                  --       (200,000)            --
                                                       ------------   ------------   ------------
   Net cash used for investing activities                       --       (200,000)       (25,745)

Cash flows provided by financing activities:
   Issuance of stock subscriptions payable                      --             --        487,000
   Issuance of common stock                                285,000        510,000        795,000
                                                       ------------   ------------   ------------
   Net cash from financing activities                      285,000        510,000      1,282,000
                                                       ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents
                                                            95,752        (33,215)       293,379

Cash and cash equivalents, beginning of the period
                                                           197,627        486,795             --
                                                       ------------   ------------   ------------

Cash and cash equivalents, end of period               $   293,379    $   453,580    $   293,379
                                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Issuance of stock for intellectual property           $        --    $ 1,000,000    $ 1,004,000
                                                       ============   ============   ============
 Issuance of stock to directors                        $        --    $        --    $       650
                                                       ============   ============   ============
 Issuance of stock for stock subscriptions
 payable                                               $        --    $   487,000    $   487,000
                                                       ============   ============   ============

         The accompanying notes are an integral part of these financial statements

                                            5

                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2002

                                               COMMON STOCK           ADDITIONAL     DEFICIT         TOTAL
                                                                       PAID-IN     ACCUMULATED       STOCK-
                                                                       CAPITAL       DURING         HOLDERS'
                                                                                   DEVELOPMENT       EQUITY
                                                                                      STAGE
                                       ---------------------------   ------------  ------------   ------------
                                        Number of      Par Value
                                          shares        $0.001
                                       ------------   ------------   ------------  ------------   ------------
Balance at inception April 26, 2000             --    $        --    $        --   $        --    $        --

Issuance of stock for intellectual
property                                 4,000,000          4,000                                       4,000

Issuance of stock to directors
                                           650,000            650                                         650

Net loss                                                                               (18,973)       (18,973)
                                       ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2000             4,650,000          4,650             --       (18,973)       (14,323)

Issuance of stock for cash from
stock subscriptions                        487,000            487        486,513                      487,000

Issuance of stock for intellectual
property                                 1,000,000          1,000        999,000                    1,000,000

Issuance of stock for cash                 510,000            510        509,490                      510,000

Net loss                                                                            (1,638,743)    (1,638,743)
                                       ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2001             6,647,000          6,647      1,995,003    (1,657,716)       343,934

Common shares issued June 28 and 29,
2002 for cash at $1.00 per share
                                           285,000            285        284,715                      285,000

Net loss (un-audited)                                                                 (358,153)      (358,153)
                                       ------------   ------------   ------------  ------------   ------------
Balance June 30, 2002                    6,932,000    $     6,932    $ 2,279,718   $(2,015,869)   $   270,781
                                       ============   ============   ============  ============   ============

             The accompanying notes are an integral part of these financial statements

                                                 6

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS JUNE 30, 2002 AND 2001
                                  (un-audited)

1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Aqua Dyne, Inc. (the Company) as of June 30, 2002 and for the six months and three months ended June 30, 2002 and 2001 and from inception (April 26, 2000) through June 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2002 and 2001 and from inception (April 26, 2000) through June 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (April 26, 2000) to December 31, 2001.

2.       RELATED PARTY TRANSACTIONS

         The Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid or accrued expenses of $253,637 (un-audited) to Global and one of its related entities for the six months ended June 30, 2002. All payment or accrued expenses to Global were charged to research and development expense for the six months ended June 30, 2002.

3.       ASSET IMPAIRMENT

         On January 25, 2001, the Company issued 1,000,000 shares of its common stock to a related party, Global Power & Water, Inc., in exchange for intellectual property. During the six months ended June 30, 2001, the Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000.

4.       CAPITAL STOCK

         The Company issued 285,000 shares of common stock at $1.00 per share in a private placement in June, 2002

5.       STOCK OPTIONS

         On May 1, 2002 the Company granted stock options of 100,000 shares to two directors at an option price of $1.00 and $1.10 respectively, which was to be included in the stock option plan to be filed in June.

         On June 6, 2002 the Company established a stock option plan under which non-statutory stock options may be granted to service providers. Incentive stock options may be granted only to employees. The plan authorizes 1,000,000 share of which only 100,000 shall be treated as non-statutory stock options.

6.       CASH AND CASH EQUIVALENTS

         The Company has included in cash the $235,000 deposited in the Company attorney's trust account on June 28, 2002 and that was available to the Company immediately and transferred to the Company's bank account on July 10, 2002

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Plan of Operations
------------------

Management's goal was to keep costs to a minimum for the balance of this year. The first commercial unit was completed in this quarter and was tested by the Department of Natural Resources, Mines and Energy (SIMTARS) Queensland Government, Australia. The planned activities for the remainder of 2002 include:
1) work with Global to further develop the JetWater System; 2) continue demonstrations to potential customers that would have a need for the JetWater System; 3) finalize contract negotiations with the Company's first customer; and
4) seek out potential joint venture partners to market the JetWater System to selective industries and territories; 5) continue to ensure protection for the patent. While it is expected that we will finalize a contract with our first customer, there can be no assurance that we will be successful in that exercise nor in our marketing efforts, nor in the development of any joint ventures nor in the eventual sale or installation of the JetWater System. We expect the funds raised in our recent placement to be sufficient to carry out all the management functions necessary to bring the JetWater System to market.

For the six months ended June 30, 2002, management kept expenditures to $359,043, of which $253,637 was for development of the JetWater System and 105,406 was for other general and administrative expenses. Of the other general and administrative expenses professional fees amounted to approximately $73,000. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

For the six months ended June 30, 2001, management expenditures were $276,920, of which $252,668 was for development of the JetWater System and $24,252 was for other general and administrative expenses. Other general and administrative expense were much lower in 2001 because the JetWater System was still in initial development stage and not almost to completion as is the case in 2002.

Our net loss for the six months period ending June 30, 2002 was $353,153(un-audited) compared to our net loss for the six months ended June 30, 2001 of $1,266,435 which included recognition of $1,000,000 of impairment loss on intellectual property during the six months.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL PROCEEDINGS- NONE

ITEM 2 -  CHANGES IN SECURITIES AND USE OF PROCEEDS-
             During the quarter the Company sold 285,000 shares of common stock at $1.00 per share increasing common shares outstanding from 6,647,000 shares to 6,932,000 shares. The proceeds from the sale will be used to finance the demonstration of the JetWater System to potential customers, market the JetWater System and for working capital.

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 -  OTHER INFORMATION- NONE

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits
          Exhibit No.         Description
          -----------         -----------
          None

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AQUA DYNE, INC.
                                                 Date: August 14, 2002

                                                 By /s/ John Henderson
                                                    ----------------------------
                                                    John Henderson