Form 10QSB/A
period 2002-06-30
AQUA DYNE INC
filed 2002-08-15
CIK 1138867

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

                                    For the six    For the six      For the        For the      Cumulative
                                       months        months          three          three       amounts from
                                       ended         ended           months        months        inception
                                      June 30,      June 30,         ended          ended        April 26,
                                       2002           2001          June 30,       June 30,     2000 to June
                                                                      2002           2001         30, 2002
                                    ------------   ------------   ------------   ------------   ------------

Income                              $        --    $        --    $        --    $        --    $        --

Operating expenses:
  General and administrative            105,406         24,252         59,996         17,604        285,703
  Research and development              253,637        252,668        134,287        113,697        747,923
  Impairment loss on
   intellectual property                     --      1,000,000             --             --      1,000,000
                                    ------------   ------------   ------------   ------------   ------------
Total  operating expenses               359,043      1,276,920        194,283        131,301      2,033,626
                                    ------------   ------------   ------------   ------------   ------------
Loss from operations                   (359,043)    (1,276,920)      (194,283)      (131,301)    (2,033,626)
Other income- interest                      890         10,485            194          7,135         17,757
Provision for income tax                     --             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------

Net loss                            $  (358,153)   $(1,266,435)   $  (194,089)   $  (124,166)   $(2,015,869)
                                    ============   ============   ============   ============   ============

Net loss per share                  $     (0.05)   $     (0.20)   $     (0.03)   $     (0.02)   $     (0.29)
                                    ============   ============   ============   ============   ============
Weighted average number of common
shares outstanding                    6,649,873      6,297,762      6,652,714      6,647,000      6,932,000
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
                                                       ============   ============   ============

         The accompanying notes are an integral part of these financial statements

                                            5

                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                           FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2002

                                               COMMON STOCK           ADDITIONAL     DEFICIT         TOTAL
                                                                       PAID-IN     ACCUMULATED       STOCK-
                                                                       CAPITAL       DURING         HOLDERS'
                                                                                   DEVELOPMENT       EQUITY
                                                                                      STAGE
                                       ---------------------------   ------------  ------------   ------------
                                        Number of      Par Value
                                          shares        $0.001
                                       ------------   ------------   ------------  ------------   ------------
Balance at inception April 26, 2000             --    $        --    $        --   $        --    $        --

Issuance of stock for intellectual
property                                 4,000,000          4,000                                       4,000

Issuance of stock to directors
                                           650,000            650                                         650

Net loss                                                                               (18,973)       (18,973)
                                       ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2000             4,650,000          4,650             --       (18,973)       (14,323)

Issuance of stock for cash from
stock subscriptions                        487,000            487        486,513                      487,000

Issuance of stock for intellectual
property                                 1,000,000          1,000        999,000                    1,000,000

Issuance of stock for cash                 510,000            510        509,490                      510,000

Net loss                                                                            (1,638,743)    (1,638,743)
                                       ------------   ------------   ------------  ------------   ------------

Balance at December 31, 2001             6,647,000          6,647      1,995,003    (1,657,716)       343,934

Common shares issued June 28 and 29,
2002 for cash at $1.00 per share
                                           285,000            285        284,715                      285,000

Net loss (un-audited)                                                                 (358,153)      (358,153)
                                       ------------   ------------   ------------  ------------   ------------
Balance June 30, 2002 (un-audited)       6,932,000    $     6,932    $ 2,279,718   $(2,015,869)   $   270,781
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

4.       CAPITAL STOCK

         The Company issued 285,000 shares of common stock at $1.00 per share in a private placement in June, 2002

5.       STOCK OPTIONS

         On May 1, 2002 the Company granted stock options of 100,000 shares to two directors at an option price of $1.05 which was to be included in the stock option plan to be filed in June.

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

Our net loss for the six months period ending June 30, 2002 was $358,153 (un-audited) compared to our net loss for the six months ended June 30, 2001 of $1,266,435 which included recognition of $1,000,000 of impairment loss on intellectual property during the six months.

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