Form 10QSB
period 2002-09-30
AQUA DYNE INC
filed 2002-11-15
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly report filed under Section 13 or 15 (d) of

                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

         or [ ] Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
         As of September 30, 2002, there were 6,982,000 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                             TABLE OF CONTENTS PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheets                                                       3
(b)      Statement of Operations                                              4
(c)      Statement of Cash flows                                              5
(d)      Statement of Shareholders' Equity                                    6
(e)      Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8


Item 3. CONTROLS AND PROCEDURES                                               8

PART II. OTHER INFORMATION                                                   10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   11


                                           AQUA DYNE, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
                        SEPTEMBER 30, 2002 (un-audited) AND DECEMBER 31, 2001

                                                                          September 30,
                                                                              2002          December 31,
                                                                          (un-audited)          2001
                                                                          ------------      ------------
   ASSETS
Current assets:
   Cash and cash equivalents                                              $   112,281       $   197,627
   Prepaid expenses                                                               437           124,350
                                                                          ------------      ------------
      Total current assets                                                    112,718           321,977

Property and equipment:
   Automobile                                                                  23,342            23,342
   Computer                                                                     5,069             2,403
                                                                          ------------      ------------
   Total                                                                       28,411            25,745
   Accumulated depreciation                                                     3,603               834
                                                                          ------------      ------------
   Net property and equipment                                                  24,808            24,911

Intellectual property                                                           4,000             4,000
Amortization of intellectual property                                             463               313
                                                                          ------------      ------------
                                                                                3,537             3,687
                                                                          ------------      ------------

      Total assets                                                        $   141,063       $   350,575
                                                                          ============      ============

Current liabilities:
   Accounts payable                                                       $     3,548       $     6,641
                                                                          ------------      ------------
      Total current liabilities                                                 3,548             6,641

Stockholders' equity:
   Common Stock, $0.001 par value, 20,000,000 shares authorized;
     6,982,000 and 6,647,000 issued and outstanding at September 30,
     2002 and December 31, 2001, respectively                                   6,982             6,647
   Additional paid-in capital                                               2,329,668         1,995,003
   Accumulated deficit during development stage                            (2,199,135)       (1,657,716)
                                                                          ------------      ------------

      Total stockholders' equity                                              137,515           343,934
                                                                          ------------      ------------

      Total liabilities and stockholders' equity                          $   141,063       $   350,575
                                                                          ============      ============

The accompanying notes are an integral part of these financial statements

                                                AQUA DYNE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2002
                                                 (un-audited)

                                                                                                               Cumulative
                                         For the                                                For the       amounts from
                                       nine months       For the nine       For the three    three months      inception
                                          ended          months ended       months ended        ended        April 26, 2000
                                        September        September 30,      September 30,      September      to September
                                         30, 2002            2001                2002          30, 2001         30, 2002
                                       ------------      ------------      ------------      ------------      ------------
Income                                 $        --       $        --       $        --       $        --       $        --

Operating expenses:
  General and administrative               219,411            94,398           114,005            70,146           399,708
  Research and development                 322,898           329,475            69,261            76,807           817,184
  Impairment loss on
   intellectual property                        --         1,000,000                --                --         1,000,000
                                       ------------      ------------      ------------      ------------      ------------
Total  operating expenses                  542,309         1,423,873           183,266           146,953         2,216,892
                                       ------------      ------------      ------------      ------------      ------------
Loss from operations                      (542,309)       (1,423,873)         (183,266)         (146,953)       (2,216,892)
Other income- interest                         890            14,868                --             4,383            17,757
Provision for income tax                        --                --                --                --                --
                                       ------------      ------------      ------------      ------------      ------------

Net loss                               $  (541,419)      $(1,409,005)      $  (183,266)      $  (142,570)      $(2,199,135)
                                       ============      ============      ============      ============      ============

Net loss per share                     $     (0.08)      $     (0.22)      $     (0.03)      $     (0.02)      $     (0.33)
                                       ============      ============      ============      ============      ============
Weighted average number of common
shares outstanding                       6,759,967         6,415,454         6,976,565         6,647,000         6,759,967
                                       ============      ============      ============      ============      ============


The accompanying notes are an integral part of these financial statements

                                                AQUA DYNE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  AND CUMULATIVE AMOUNTS FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2002
                                                 (un-audited)

                                                                                           Cumulative
                                                                                          amounts from
                                                      For the nine       For the nine    inception April
                                                      months ended       months ended      26, 2000 to
                                                      September 30,      September 30,    September 30,
                                                           2002               2001             2002
                                                       ------------      ------------      ------------
Cash flow provided by operating activities:
   Net loss                                            $  (541,419)      $(1,409,005)      $(2,199,135)
Adjustments to reconcile net loss to cash used
by operations:
   Amortization and depreciation                             2,919               100             4,066
   Impairment of intellectual property                          --         1,000,000         1,000,000
   Directors fees                                               --                --               650
Changes in assets and liabilities:
   Decrease (increase) in prepaid expense                  123,913            (6,250)             (437)
   Decrease in loan from officer                                --            (7,364)               --
   Increase (decrease) in accounts payable                  (3,093)            5,572             3,548
                                                       ------------      ------------      ------------
    Net cash used by operations                           (417,680)         (416,947)       (1,191,308)

Cash flows used by investing activities:
   Acquisition of property and equipment                    (2,666)          (22,890)          (28,411)
                                                       ------------      ------------      ------------
   Net cash used for investing activities                   (2,666)          (22,890)          (28,411)

Cash flows provided by financing activities:
   Issuance of stock subscriptions payable                      --                --           487,000
   Issuance of common stock                                335,000           510,000           845,000
                                                       ------------      ------------      ------------
   Net cash from financing activities                      335,000           510,000         1,332,000
                                                       ------------      ------------      ------------

Net increase (decrease) in cash                            (85,346)           70,163           112,281

Cash beginning of the period                               197,627           486,795                --
                                                       ------------      ------------      ------------

Cash and cash equivalents, end of period               $   112,281       $   556,958       $   112,281
                                                       ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
 Issuance of stock for intellectual property           $        --       $ 1,000,000       $ 1,004,000
                                                       ============      ============      ============
 Issuance of stock to directors                        $        --       $        --       $       650
                                                       ============      ============      ============
 Issuance of stock for stock subscriptions
 payable                                               $        --       $   487,000       $   487,000
                                                       ============      ============      ============


The accompanying notes are an integral part of these financial statements


                                                AQUA DYNE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2002

                                                                                              DEFICIT
                                                   COMMON STOCK                             ACCUMULATED
                                          -----------------------------                        DURING
                                           Number of        Par Value       ADDITIONAL       DEVELOPMENT       TOTAL STOCK-
                                             shares          $0.001       PAID-IN CAPITAL       STAGE        HOLDERS' EQUITY
                                          ------------     ------------     ------------     ------------      ------------
Balance at inception April 26, 2000                --      $        --      $        --      $        --       $        --

Issuance of stock for intellectual
property                                    4,000,000            4,000               --               --             4,000

Issuance of stock to directors                650,000              650               --               --               650

Net loss                                           --               --               --          (18,973)          (18,973)
                                          ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2000                4,650,000            4,650               --          (18,973)          (14,323)

Issuance of stock for cash from
stock subscriptions                           487,000              487          486,513               --           487,000

Issuance of stock for intellectual
property                                    1,000,000            1,000          999,000               --         1,000,000

Issuance of stock for cash                    510,000              510          509,490               --           510,000

Net loss                                           --               --               --       (1,638,743)       (1,638,743)
                                          ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2001                6,647,000            6,647        1,995,003       (1,657,716)          343,934

Common shares issued June 28 and 29,
2002 for cash at $1.00 per share              285,000              285          284,715               --           285,000

Common shares issued July 11, 2002
for cash at $1.00 per share                    50,000               50           49,950               --            50,000

Net loss (un-audited)                              --               --               --         (541,419)         (541,419)
                                          ------------     ------------     ------------     ------------      ------------
Balance September 30, 2002
(un-audited)                                6,982,000      $     6,982      $ 2,329,668      $(2,199,135)      $   137,515
                                          ============     ============     ============     ============      ============


The accompanying notes are an integral part of these financial statements

                                 AQUA DYNE, INC.
                         (A DEVELOPMENTAL STAGE COMPANY)
            NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2002 AND 2001
                                  (un-audited)

1.       INTERIM FINANCIAL INFORMATION

         The financial statements of Aqua Dyne, Inc. (the Company) as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (April 26, 2000) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (April 26, 2000) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (April 26, 2000) to December 31, 2001.

2.       RELATED PARTY TRANSACTIONS

         The Company has entered into an agreement with Global Power & Water, Inc., the majority shareholder of the Company, ("Global") to assist in the development of a workable prototype of the Company's water purification system. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid or accrued expenses of $322,898 (un-audited) to Global and one of its related entities for the nine months ended September 30, 2002. All payments to Global were charged to research and development expense for the nine months ended September 30, 2002.

3.       ASSET IMPAIRMENT

         On January 25, 2001, the Company issued 1,000,000 shares of its common stock to a related party, Global Power & Water, Inc., in exchange for intellectual property. During the nine months ended September 30, 2001, the Company wrote down the intellectual property to its fair value of $4,000 and recorded an impairment loss of $1,000,000.

4.       CAPITAL STOCK

         The Company issued 285,000 shares of common stock at $1.00 per share in June, 2002 and 50,000 of common stock at $1.00 per share in July, 2002 in a private placement

5.       STOCK OPTIONS

         On May 1, 2002 the Company granted stock options of 100,000 shares to two directors at an average option price of $1.05 which was included in the stock option plan filed in June.

         On June 6, 2002 the Company established a stock option plan under which non-statutory stock options may be granted to service providers. Incentive stock options may be granted only to employees, directors and consultants. The plan authorizes 1,000,000 shares.

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

Plan of Operations
------------------

Management's goal is to keep costs to a minimum for the balance of this year. The first commercial unit was completed in the first six months and was tested by the Department of Natural Resources, Mines and Energy (SIMTARS) Queensland Government, Australia. The planned activities for the remainder of 2002 include:
1) work with Global to further develop the JetWater System; 2) continue demonstrations to potential customers that would have a need for the JetWater System; 3) finalize contract negotiations with the Company's first customer; and
4) seek out potential joint venture partners to market the JetWater System to selective industries and territories; 5) continue to ensure protection for the patent. While it is expected that we will finalize a contract with our first customer, there can be no assurance that we will be successful in that exercise nor in our marketing efforts, nor in the development of any joint ventures nor in the eventual sale or installation of the JetWater System.

For the nine months ended September 30, 2002, expenditures were $542,309, of which $322,898 was for development of the JetWater System and $219,411 was for other general and administrative expenses. Of the other general and administrative expenses professional fees amounted to approximately $162,869 which included a $50,000 for legal fees paid in connection with patent filing in the third quarter. Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

For the nine months ended September 30, 2001, expenditures were $423,873, of which $329,475 was for development of the JetWater System and $94,398 was for other general and administrative expenses. Other general and administrative expense were much lower in 2001 because the JetWater System was still in initial development stage and not almost to completion as is the case in 2002.

Our net loss for the nine months period ending September 30, 2002 was $541,419(un-audited) compared to our net loss for the nine months ended September 30, 2001 of $1,409,005 which included recognition of $1,000,000 of impairment loss on intellectual property during the nine months.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-

         During the quarter the Company sold 50,000 shares of common stock at $1.00 per share increasing common shares outstanding from 6,952,000 shares to 6,982,000 shares. The proceeds from the sale will be used to finance the demonstration of the JetWater System to potential customers, market the JetWater System and for working capital.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits     Exhibit No.        Description
         --------     -----------        -----------
         None

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AQUA DYNE, INC.
                                                     Date: November 14, 2002

                                                     By /s/ John Henderson
                                                        -----------------------
                                                        Chief Executive Officer

                                  CERTIFICATION


I, John Henderson, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aqua Dyne, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/14/02                                   /s/ John Henderson
---------------                            -------------------------------------
Date                                       Chief Executive Officer

11/14/02                                   /s/ John Henderson
---------------                            -------------------------------------
Date                                       Principal Financial Officer