Form 10KSB
period 2002-12-31
AQUA DYNE INC
filed 2003-04-09
CIK 1138867

================================================================================

              U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-32863

                                 AQUA DYNE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                              33-0922627
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 895 Dove Street, Third Floor
 Newport Beach, California                                         92660
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number (including area code): (949) 955-7979

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 2003 was $5,462,524 based upon the market price of the registrant's Common Stock of $2.05 as of March 17, 2003.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 7,232,000 as of March 17, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                          13

Item 3.   LEGAL PROCEEDINGS                                                  13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           14

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          14

Item 7.   FINANCIAL STATEMENTS                                               15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             32

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         32

Item 10.  EXECUTIVE COMPENSATION                                             33

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    33

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     34

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   34

Item 14.  CONTROLS AND PROCEDURES                                            35

SIGNATURES                                                                   36

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary has been formed to conduct the Company's operations in Australia, however, there have been no operations up to date.

In order to raise funds necessary to complete these tasks and bring the JetWater System to market, we have completed an offering pursuant to Rule 504 of Regulation D at $1.00 per share for 997,000 shares of our common stock to Accredited Investors only. As of March 31, 2001, $997,000 was raised on the offering. In fiscal 2002, we have raised a total of $585,000 in a private placement at $1.00 per share.

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

To date a total of 5,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JetWater System. A total of $997,000 (excluding the offering expenses of approximately $30,000) was raised as of March 31, 2001, through the 504 offering. In fiscal 2002, a total of $585,000 was raised by the Company. The funds received by us should enable us to concentrate on bringing the JetWater System technology to market. As of March 17, 2003 there were 7,232,000 shares of common stock issued and outstanding.

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

o RISK OF INSUFFICIENT FUNDS FOR OPERATIONS. Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for fiscal 2003 with our current cash reserves, which were obtained from the sale of securities. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required it will probably be done through the sale of more common shares. If more shares are sold it will further dilute existing shareholders.

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

RISKS RELATED TO MARKET OF OUR COMMON STOCK

o RISK OF TRADING UNDER PENNY STOCK RULES. Our common stock currently falls under the penny stock rules. As the Company's securities are not be listed on NASDAQ (and the Company will not qualify for NASDAQ) or certain other national exchanges and the offering price per share is below $5.00 per share, it is most likely that any future resale of such securities will be below $5.00 and subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules (Rules 15g-2 through 15g-6 of the Securities Exchange Act of 1934) that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC, to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, to make a special written determination that the penny stock is suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. As the Company's securities will be subject to the penny stock rules, investors may find it more difficult to sell their securities. If the Company's securities were subject to the existing or proposed regulations on penny stocks, the market liquidity for the Company's securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in any secondary market.

o SHARES ELIGIBLE FOR FUTURE SALE. There is an aggregate of 7,232,000 shares of Common Stock issued and outstanding. 1,963,500 of such shares will be freely tradeable in the public market (except by affiliates of the Company) and 5,268,500 shares will be "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a Registration Statement filed under the Securities Act. The 7,232,000 shares were issued previously by the Company and are held by 132 beneficial owners.

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

IMPORTANCE OF CERTAIN EMPLOYEES

Our senior officers, Messrs. Henderson and Ritter, are very important to the success of our operations. We do not have compensation and benefit arrangements with our senior officers, and if any of our senior officers do not continue in their present roles, our prospects may be adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In fiscal year 2002, the Company rented office space in Newport Beach, California for approximately $300 per month. The clerical and property services included the secretarial, phone answering and general office assistance. Management of the Company considers the office space to be adequate to meet the current demands of the Company's business.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol AQDY.OB in May, 2002. Since May, 2002 our common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* were:

Date            High          Low           Close
Mar 03          2.10          1.80          1.80
Feb 03          3.00          1.95          2.05
Jan 03          2.65          2.05          2.15
Dec 02          3.45          2.05          2.05
Nov 02          3.00          2.50          2.85
Oct 02          3.00          2.55          2.55
Sep 02          3.03          2.10          3.01
Aug 02          3.23          2.50          3.00
Jul 02          3.75          2.25          2.80
Jun 02          4.00          2.00          3.00
May 02          4.00          3.50          3.80
*The historical chart data is provided by Commodity Systems, Inc.

The closing price of the Company's commons stock as of March 17, 2003 was $2.05 per share.

PublicEase, Inc., a corporation doing business in Las Vegas, Nevada serves as transfer agent for the Common Stock of the Company.

B. APPROXIMATE NUMBER OD HOLDERS OF COMMON STOCK

As of March 17, 2003, a total of 7,232,000 share of our common stock were outstanding The number of holders of record of our common stock is estimated to be 132.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTERED SECURITIES

We have issued the following unregistered common stock in the three-year period preceding the date of this filing:

On April 26, 2000, the Company issued 600,000 restricted shares of common stock to a former Company director and incorporator at a fair value of $0.001 per common share, for services provided in connection with the incorporation of the Company. As represented by management, no other services were provided. The Company charged $600 to compensation expense for the period ended December 31, 2000.

On June 8, 2000, the Company purchased intellectual rights to certain water purification technology through the issuance of 4,000,000 shares of restricted common stock, valued at $4,000, which was the estimated adjusted cost basis of the intellectual property prior to the sale.

On May 15, 2000, the Company approved the issuance of 50,000 restricted shares of common stock to Company directors at a fair value of $0.001 per common share, for services provided by serving as Company directors. The Company charged $50 to compensation expense for the period ended December 31, 2000.

During the period October through December 31, 2000, the Company sold subscriptions for 487,000 shares of common stock under the Regulation D, Rule 504, for $487,000. In January and February 2001, the Company continued its sale of common stock through the Regulation D, Rule 504 offering. The Company issued an additional 510,000 shares of common stock, at $1.00 per share for $510,000.

On January 25, 2001, the Company issued an additional 1,000,000 shares of restricted common stock to Global at a fair value of $1.00 per common share, in accordance with the purchase agreement for the water purification technology.

During the year ended December 31, 2002, the Company issued 585,000 shares of common stock for cash at $1.00 per share for $585,000 in a private placement pursuant to the Regulation D.

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

Management's goal was to keep costs to a minimum for the years until the JetWater System was ready for commercial development. Following the completion of the testing of the JetWater System the planned activities were as follows:

         1) initial production of the first commercial version of the JetWater System, which was expected to be available in the fall of 2001; was actually completed in early 2002;
         2) began demonstrations to parties that would have a need for the JetWater System; this was achieved and continues;
         3) work with Global to continue to improve and modify the JetWater System; this continues;
         4) initiate contract discussions for the JetWater System; discussions with interested parties were held and continue; and,
         5) seek out potential joint venture partners to market the JetWater System to selective industries and territories. While it was expected that the JetWater System would be ready to market beginning in the fall of 2001, that process commenced in 2002 and continues into 2003. There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.

Plan of Operations for the Twelve Months Ending December 31, 2002.
------------------------------------------------------------------

We expect the funds raised in our offerings to be sufficient to carry out all the management functions necessary to bring the JetWater System to market. For the years ended December 31, 2002 and 2001, the Company has expended $276,619 and $161,324, respectively, in general and administrative costs For the years ended December 31, 2002 and 2001, the Company has expended $387,098 and $494,286, respectively, in research and development costs relating to finalizing the development of the prototype and getting it ready for commercialization. With funds left from the offering proceeds the management believes it has sufficient capital to begin manufacturing and marketing of the JetWater System. The management believes that these funds should be sufficient to enable the Company to bring the JetWater System to market and generate sales. Although these cost estimates did provide for some contingencies and unexpected expenses, management kept in mind that they may not be sufficient should some major unforeseen event arise.

RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until December 31, 2002 was $2,320,426. Our net loss for the fiscal years ended December 31, 2002 and 2001 were $662,710 and $1,638,743, respectively, however 2001 included a $1,000,000 loss on impairment of intellectual property, which had been obtained by the issuance of Company stock and no cash outlay was required.

Our general and administrative expenses from inception (April 26, 2000) until December 31, 2002 were $456,916. Our general and administrative expenses for the fiscal years ended December 2002 and 2001 were $276,619 and $161,324 respectively. The 2002 expense increased approximately $116,000 over 2001 expenses due to increase of approximately $37,000 in travel, $40,000 in legal expense, $70,000 in other professional fees and other costs of $7,000 and offset by decreases in accounting fees $17,000 and rent $21,000.

Our research and development expenses from inception (April 26, 2000) until December 31, 2002 were $881,384 all of which was incurred in the years ended December 31, 2002 and 2001. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of $661,384 for purchases of materials and equipment to develop a prototype of the water purification machine and $220,000 consisted of salaries for Global Power & Water, Inc.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of the end of the reporting period, the Company had $237,323 in cash.

From the inception of the Company, through December 31, 2002, net cash used in operations of $1,314,031, and net cash used in investing activities of $30,646 were financed almost entirely by the issuance of shares of common stock in the private placement.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index and follow this page.

Independent Auditors' Report of MENDOZA BERGER & COMPANY, LLP

Balance Sheet as of December 31, 2002 an 2001

Statements of Operations for the years ended December 31, 2002 and 2001, and from Inception of Development Stage to December 31, 2002

Statements of Stockholders' Equity (Deficit) from Inception of Developmental Stage to December 31, 2002

Statements of Cash Flows for the years ended December 31, 2002 and 2001,and from Inception of Development Stage to December 31, 2002

Notes to Financial Statements

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                       AND
                                DECEMBER 31, 2002
                                 (CONSOLIDATED)

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Aqua Dyne, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Aqua Dyne, Inc. (a Delaware Corporation) and subsidiary as of December 31, 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended and from inception (April 26, 2000) through December 31, 2002. We have also audited the balance sheet of Aqua Dyne, Inc. as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aqua Dyne, Inc. and subsidiary as of December 31, 2002, and the results of their operations and cash flows for the year then ended and from inception (April 26, 2000) through December 31, 2002. Also, in our opinion, the 2001 financial statements present fairly, in all material respects, the financial position of Aqua Dyne, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 18, 2003

                                   AQUA DYNE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                           BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                               ASSETS

                                                           DECEMBER 31, 2002
                                                             (CONSOLIDATED)       DECEMBER 31, 2001
                                                           ------------------     ------------------
Current assets:
    Cash                                                   $         237,323      $         197,627
    Prepaid expenses                                                   9,965                124,350
                                                           ------------------     ------------------

     Total current assets                                            247,288                321,977
                                                           ------------------     ------------------

Property and equipment, net (Note 4)                                  26,025                 24,911

Intellectual property, net of amortization (Note 5)                    3,487                  3,687
                                                           ------------------     ------------------

     Total assets                                          $         276,800      $         350,575
                                                           ==================     ==================

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $          10,576      $           6,641
                                                           ------------------     ------------------

     Total current liabilities                                        10,576                  6,641
                                                           ------------------     ------------------

Commitments (Note 5)                                                      --                     --

Stockholders' equity: (Notes 5 and 6)
    Common Stock, $0.001 par value, 20,000,000 shares
       authorized; 7,232,000 and 6,647,000 shares issued
       and outstanding at December 31, 2002 and December
       31, 2001, respectively                                          7,232                  6,647
    Additional paid-in capital                                     2,579,418              1,995,003
    Deficit accumulated during development stage                  (2,320,426)            (1,657,716)
                                                           ------------------     ------------------

     Total stockholders' equity                                      266,224                343,934
                                                           ------------------     ------------------

     Total liabilities and stockholders' equity            $         276,800      $         350,575
                                                           ==================     ==================

              The accompanying notes are an integral part of these financial statements

                                                 19

                                               AQUA DYNE, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------

                                                                                                         CUMULATIVE AMOUNTS
                                                                                                           FROM INCEPTION
                                                                 FOR THE YEAR                             (APRIL 26, 2000)
                                                                     ENDED            FOR THE YEAR            THROUGH
                                                               DECEMBER 31, 2002          ENDED          DECEMBER 31, 2002
                                                                 (CONSOLIDATED)     DECEMBER 31, 2001      (CONSOLIDATED)
                                                               ------------------   ------------------   ------------------
Operating expenses:
    General and administrative                                 $         276,619    $         161,324    $         456,916
    Research and development                                             387,098              494,286              881,384
    Impairment loss on intellectual property                                  --            1,000,000            1,000,000
                                                               ------------------   ------------------   ------------------

Total operating expenses                                                 663,717            1,655,610            2,338,300
                                                               ------------------   ------------------   ------------------

Loss from operations                                                    (663,717)          (1,655,610)          (2,338,300)

Interest income                                                            1,007               16,867               17,874
                                                               ------------------   ------------------   ------------------

Provision for taxes (Note 7)                                                  --                   --                   --
                                                               ------------------   ------------------   ------------------

Net loss                                                       $        (662,710)   $      (1,638,743)   $      (2,320,426)
                                                               ==================   ==================   ==================

Loss per share                                                 $           (0.10)   $           (0.24)   $           (0.34)
                                                               ==================   ==================   ==================

Weighted average number of common shares outstanding                   6,838,260            6,743,816            6,838,260
                                                               ==================   ==================   ==================

                  The accompanying notes are an integral part of these financial statements

                                                      20

                                                AQUA DYNE, INC. AND SUBSIDIARY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------------------

                                                  COMMON STOCK
                                       --------------------------------
                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                                             ADDITIONAL       DURING THE            TOTAL
                                         NUMBER OF         PAR VALUE          PAID-IN         DEVELOPMENT       STOCKHOLDERS'
                                          SHARES            $0.001            CAPITAL            STAGE              EQUITY
                                       --------------    --------------    --------------    --------------     --------------
Balance at inception - April 26, 2000             --     $          --     $          --     $          --      $          --

Issuance of stock for intellectual
  property (Note 5)                        4,000,000             4,000                --                --              4,000

Issuance of stock to directors
  (Note 6)                                   650,000               650                --                --                650

Net loss                                          --                --                --           (18,973)           (18,973)
                                       --------------    --------------    --------------    --------------     --------------

Balance at December 31, 2000               4,650,000             4,650                --           (18,973)           (14,323)
                                       --------------    --------------    --------------    --------------     --------------

Issuance of stock for cash from stock
  subscriptions (Note 6)                     487,000               487           486,513                --            487,000
Issuance of stock for intellectual
  property (Notes 5 and 6)                 1,000,000             1,000           999,000                --          1,000,000
Issuance of stock for cash (Note 6)          510,000               510           509,490                --            510,000
Net loss                                          --                --                --        (1,638,743)        (1,638,743)
                                       --------------    --------------    --------------    --------------     --------------

Balance at December 31, 2001               6,647,000             6,647         1,995,003        (1,657,716)           343,934
                                       --------------    --------------    --------------    --------------     --------------

Issuance of stock for cash (Note 6)          585,000               585           584,415                --            585,000
Net loss                                          --                --                --          (662,710)          (662,710)
                                       --------------    --------------    --------------    --------------     --------------

Balance at December 31, 2002 -
  consolidated                             7,232,000     $       7,232     $   2,579,418     $  (2,320,426)     $     266,224
                                       ==============    ==============    ==============    ==============     ==============

                           The accompanying notes are an integral part of these financial statements

                                                                21

                                           AQUA DYNE, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE AMOUNTS
                                                                                                        FROM
                                                                                                     INCEPTION
                                                      FOR THE YEAR                                (APRIL 26, 2000)
                                                          ENDED             FOR THE YEAR              THROUGH
                                                    DECEMBER 31, 2002           ENDED            DECEMBER 31, 2002
                                                     (CONSOLIDATED)        DECEMBER 31, 2001       (CONSOLIDATED)
                                                   ------------------     ------------------     ------------------
Cash flows from operating activities:
   Net loss                                        $        (662,710)     $      (1,638,743)     $      (2,320,426)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                              3,987                  1,034                  5,134
    Impairment of intellectual property                           --              1,000,000              1,000,000
    Directors fees                                                --                     --                    650
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                  114,385               (124,350)                (9,965)
    Increase (decrease) in accounts payable                    3,935                 (4,000)                10,576
    (Decrease) in due to officer                                  --                 (7,364)                    --
                                                   ------------------     ------------------     ------------------

       Net cash used in operations                          (540,403)              (773,423)            (1,314,031)
                                                   ------------------     ------------------     ------------------

Cash flows used by investing activities:
    Acquisition of fixed assets                               (4,901)               (25,745)               (30,646)
                                                   ------------------     ------------------     ------------------

        Net cash used by investing activities                 (4,901)               (25,745)               (30,646)
                                                   ------------------     ------------------     ------------------

Cash flows from financing activities:
    Issuance of common stock                                 585,000                510,000              1,582,000
                                                   ------------------     ------------------     ------------------

        Net cash from financing activities                   585,000                510,000              1,582,000
                                                   ------------------     ------------------     ------------------

Net increase (decrease) in cash                               39,696               (289,168)               237,323

Cash, beginning of period                                    197,627                486,795                     --
                                                   ------------------     ------------------     ------------------

Cash, end of period                                $         237,323      $         197,627      $         237,323
                                                   ==================     ==================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property    $              --      $       1,000,000      $       1,004,000
                                                   ==================     ==================     ==================

    Issuance of stock to directors                 $              --      $              --      $             650
                                                   ==================     ==================     ==================

    Issuance of stock for stock subscriptions
      payable                                      $              --      $         487,000      $              --
                                                   ==================     ==================     ==================

                     The accompanying notes are an integral part of these financial statements

                                                      22

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         Aqua Dyne Australia Pty Ltd. (a wholly owned subsidiary) was formed in December 2002. To date, there were no substantial operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is three to seven years. The Company has no equipment under capital lease.

         INTELLECTUAL PROPERTY
         ---------------------

         The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. Amortization expense charged to operations for the years ended December 31, 2002 and 2001 was $200 for each year, respectively, and $513 through the period from inception through December 31, 2002.

         OPERATIONS
         ----------

         In February 2001, the Company agreed to reimburse a company related by common management $25,000 for the use of office space and employees for the year ended December 31, 2001.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

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

         FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The Company translates the foreign currency financial statements of its foreign operations by translating balance sheet accounts at the exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations. There were no translation or exchange gains and losses for the year ended December 31, 2002.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------

         The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         FASB issued in August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions of factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 for the year ended December 31, 2001, in accordance with SFAS 121, which was superceded by SFAS 144.

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

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.       GOING CONCERN (Continued)
         -------------

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

4.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following:

                                        DECEMBER 31, 2002     DECEMBER 31, 2001
                                        -----------------     -----------------

         Vehicle                        $         23,342      $         23,342
         Computers                                 7,304                 2,403
                                        -----------------     -----------------

                                                  30,646                25,745
         Accumulated depreciation                 (4,621)                 (834)
                                        -----------------     -----------------

                                        $         26,025                24,911
                                        =================     =================

         Depreciation expense for the year ended December 31, 2002 and 2001 was $3,787 and $834, respectively.

5.       INTELLECTUAL PROPERTY
         ---------------------

         On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of restricted common stock valued at $4,000 for the purchase of this technology. In addition, the agreement called for the Company to issue 1,000,000 shares when the technology has reached a point of technological feasibility. Also, the Company will issue an additional 1,000,000 restricted shares when Global has produced a marketable product. As discussed in (Note 6), the second installment of the restricted shares was issued in January 2001.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.       INTELLECTUAL PROPERTY (Continued)
         ---------------------

         In addition, the Company has entered into an agreement with Global to assist in the development of a workable prototype. The Company will pay Global $80,000 per year once a marketable prototype has been developed. Thereafter, the annual payments will increase to $100,000 and will be further increased to $120,000 per year when the Company has secured its first contract. The Company has paid $387,098 and $494,286 to Global during the years ended December 31, 2002 and 2001, respectively, and $881,384 from inception (April 26, 2000) through December 31, 2002 in accordance with its development agreement.

         As a result of the above transactions, as of December 31, 2002, Global owns 41% of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant influence over the Company.

6.       CAPITAL STOCK
         -------------

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

         On May 15, 2000, the Company approved the issuance of 50,000 restricted shares of common stock to Company directors at a fair value of $0.001 per common share, for services provided by serving as Company directors. The Company charged $50 to compensation expense for the period ended December 31, 2000.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.       CAPITAL STOCK (Continued)
         -------------

         COMMON STOCK (Continued)
         ------------

         During the period October through December 31, 2000, the Company sold subscriptions for 487,000 shares of common stock under SEC Regulation D, Rule 504, for $487,000. Since the Company did not achieve its minimum level of funding as of December 31, 2000, the total amount received was classified as a liability. Subsequent to December 31, 2000, the Company reached its minimum level of funding, and the shares of common stock were subsequently issued to the subscribers. In January and February 2001, the Company continued its sale of common stock through the Regulation D, Rule 540 offering. The Company issued an additional 510,000 shares of common stock, at $1.00 per share for $510,000.

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

         During the year ended December 31, 2002, the Company issued 585,000 shares of common stock for cash at $1.00 per share for $585,000.

7.       INCOME TAXES
         ------------

         The components of the deferred tax asset is as follows:

                                            DECEMBER 31, 2002
                                              (CONSOLIDATED)   DECEMBER 31, 2001
                                            -----------------  -----------------
         Deferred tax assets:
           Net operating loss carryforward  $        524,000   $        254,000

         Valuation allowance                        (524,000)          (254,000)
                                            -----------------  -----------------

         Net deferred tax assets            $             --   $             --
                                            =================  =================

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.       INCOME TAXES (Continued)
         ------------

         The Company had available approximately $1,317,000 and $638,000 of unused Federal and state net operating loss carryforwards at December 31, 2001 and 2000, respectively, that may be applied against future taxable income. These net operating loss carryforwards expire through 2022 and 2014 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carryforwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                        DECEMBER 31, 2002    DECEMBER 31, 2001
                                                        -----------------    -----------------

         Statutory federal tax  (benefit) rate                   (34.00)%             (34.00)%
         Statutory state tax  (benefit) rate                      (5.83)%              (5.83)%
                                                        -----------------    -----------------

         Effective tax rate                                      (39.83)%             (39.83)%

         Valuation allowance                                      39.83%               39.83%
                                                        -----------------    -----------------

         Effective income tax rate                                 0.00%                0.00%
                                                        =================    =================

8.       STOCK OPTION PLAN
         -----------------

         On June 6, 2002, the Company adopted a stock option plan under which 1,000,000 shares of common stock are available for issuance with respect to employees and service providers of the Company. The options may be exercised at not less than 100% of the fair market value of the shares or 110% if the person is a 10% or greater stockholder on the date of grant. The options expire after 10 years or 5 years if the person is a 10% or greater stockholder from the date of grant. The options are exercisable ratably over a 5 year period when granted and are subject to restrictions on transfer, during the term of the option. The plan terminates 10 years from the date of adoption.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       STOCK OPTION PLAN (Continued)
         -----------------

         The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the year ended December 31, 2002.

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                               ---------------  ----------------

         Options outstanding at June 6, 2002               --   $            --
         Granted during the year                      200,000              1.05
         Surrendered, forfeited or expired                 --                --
         Exercised                                         --                --
                                               ---------------  ----------------

         Outstanding at December 31, 2002             200,000   $          1.05
                                               ===============  ================

         No stock options were exercisable as of December 31, 2002.

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2002

         Outstanding options:
             Number outstanding                                    $    200,000
             Weighted average exercise price                               1.05
             Weighted average remaining contractual life in years          9.42

         Exercisable options:
             Number outstanding                                    $         --
             Weighted average exercise price                                 --

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:
                                                                       2002
                                                                   -------------

         Pro forma:
             Net loss                                              $   (714,074)
             Loss per share:
                 Basic and diluted                                 $      (0.10)

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.       STOCK OPTION PLAN (Continued)
         -----------------

         The fair value of the options granted during 2002 was $1.13. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

                                                                      2002
                                                                  -----------

         Risk-free interest rate                                      2.89%
         Expected life in years                                       4.42
         Expected volatility                                             0%
         Expected dividend yield                                         0%

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors* of the Company, their ages and present positions held with the Company are as follows:

    NAME        AGE   POSITIONS WITH THE COMPANY
    ----        ---   --------------------------

John Henderson  46    Chief Executive Officer, Chief Financial Officer and
                      Director

John Ritter     47    President and Director

     * The Company's Board of Directors has been operating with vacancies and will continue to do so until suitable candidates can be identified and agree to join the Board.

John Henderson - CEO, CFO and Director. Mr. Henderson has been a director since August, 2001 and the Company's CEO and CFO since January 2002. Mr. Henderson is a lawyer who has operated his own legal firm since 1989 and has practiced in the areas of commercial litigation, property law and finance law. He has represented clients from Malaysia, Singapore, New Zealand, Japan and Indonesia in relation to their property/finance dealings in Australia as well as Australian businesses in their international trading. Mr. Henderson is also serving as the Company's in-house Australian legal counsel.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2002 and thereafter, the Company believes that, during the Company's 2002 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         Messrs. Ritter and Henderson have not received compensation in excess of $100,000 during fiscal year 2002.

         There are no employment agreements in place at this time. In August 2000, Mr. Ritter was issued 25,000 restricted shares at par value by the Company for his agreement to serve on the Board of Directors of the Company. In May, 2002, Messrs. Ritter and Henderson were each granted an option to purchase 100,000 shares of the Company's common stock for their respective services to the Company. The exercise price of Mr. Ritter's option is $1.10 per share, and the exercise price of Mr. Henderson's option is $1.00 per share.

         Mr. Henderson is also compensated for his services as the Company's in-house Australian legal counsel.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 17, 2003 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all Officers and Directors on March 17, 2003, there were 7,232,000 shares of common stock outstanding.

        Name              Shares of Common Stock (1)        Percent of Ownership
        ----              ----------------------            --------------------

  Global Power
 and Water, Inc. (2)            2,630,000                          36.37%
 4535 West Sahara Ave.
 Suite 665
 Las Vegas Nevada

  Joni Jagger                      410,154                           5.67%
 7474 Arkansas Avenue
 Denver, CO 80231

  Simon Mosley                     810,200                          11.20%
 44 Maxwell St.
 Newfarm, QLD, Australia

  Maxwell Damian Conrad            570,000                           7.88%
 and Cleo Sonia Conrad
 15 Albert Ave., Suite 374
 Broadbeach, QLD, Australia

  John Ritter (3)(4)               147,000                           2.00%
  President and Director

  John Henderson (3)(4)                  0                           0.00%
  CEO and Director

  ALL OFFICERS AND DIRECTORS       147,000                           2.00%
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

(3) C/o Company's address: 895 Dove Street, Third Floor Newport Beach, California 92660.

(4) Excludes stock options held by Messrs. Ritter and Henderson. John Ritter has an option to purchase 100,000 shares of common stock of the Company at an exercise price of $1.10 per share. John Henderson has an option to purchase 100,000 shares of common stock of the Company at an exercise price of $1.00 per share.

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

3.1                 Articles of Incorporation*
3.2                 Articles of Association of Aqua Dyne Australia Pty Ltd.
3.3                 Bylaws*
4.1                 Form of the Stock Certificate*
4.2                 Form of Subscription Agreement executed by investors
                      in the Private Placement*
10.1                Deed of Agreement for Assignment of Intellectual Property*
10.2                Agreement for Performance of Services by Independent
                      Contractor*
23.1                Consent of Certified Public Accountants

----------
* Previously filed with the Commission.

         (b)      Reports on Form 8-K
                  -------------------

                  None

ITEM 14. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 31, 2003                     AQUA DYNE, INC.

                                       By: /s/ John Henderson
                                           -------------------------------------
                                           John Henderson
                                           Chief Executive Officer and Chief
                                           Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                                TITLE                               DATE
    ---------                                -----                               ----

/s/ John Henderson            Chief Executive Officer and                    March 31, 2003
John Henderson                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ John Henderson            Chief Financial Officer (PRINCIPAL            March 31, 2003
John Henderson                    FINANCIAL OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)

/s/ John Ritter                President and Director                        March 31, 2003
John Ritter


                                 CERTIFICATIONS

I, John Henderson, Chief Executive Officer and Chief Financial Officer of Aqua Dyne, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Aqua Dyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                        /s/ John Henderson
                                         -----------------------------
                                         John Henderson,Chief Executive Officer
                                         and Chief Financial Officer

I, John Ritter, President of Aqua Dyne, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Aqua Dyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                           /s/ John Ritter
                                                   -----------------------------
                                                   John Ritter
                                                   President

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
               PURSUANT TO 18 U.S.C. SS. 1350 ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of New Visual Corporation (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, John Henderson, Chief Executive Officer and Chief Financial Officer, and John Ritter, President of the Company, certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Henderson                             /s/ John Ritter
-------------------------------------      -------------------------------------
John Henderson                                 John Ritter, President
Chief Executive Officer and
Chief Financial Officer
March 31, 2003                                 March 31, 2003