Form 10QSB
period 2003-03-31
AQUA DYNE INC
filed 2003-05-12
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] Quarterly report filed under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2003

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of March 31, 2003, there were 7,232,000 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                             TABLE OF CONTENTS PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statements of Shareholders' Equity                      5
(d)      Consolidated Statement of Cash Flows                                 6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

Item 3. Controls and Procedures                                               9

PART II. OTHER INFORMATION                                                   10
Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   11


                                         AQUA DYNE, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                   MARCH 31, 2003  DECEMBER 31,
                                                                    UN-AUDITED         2002
                                                                    ------------   ------------
Current assets:
    Cash                                                            $    82,254    $   237,323
    Prepaid expenses                                                     28,015          9,965
                                                                    ------------   ------------

     Total current assets                                               110,269        247,288
                                                                    ------------   ------------

Property and equipment, net                                              27,360         26,025

Intellectual property, net of amortization                                3,437          3,487
                                                                    ------------   ------------

     Total assets                                                   $   141,066    $   276,800
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $        --    $    10,576
                                                                    ------------   ------------

     Total current liabilities                                               --         10,576
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      7,232,000 shares issued and outstanding at March 31, 2003
      and December 31, 2002, respectively                                 7,232          7,232
    Additional paid-in capital                                        2,579,418      2,579,418
    Deficit accumulated during development stage                     (2,445,584)    (2,320,426)
                                                                    ------------   ------------

     Total stockholders' equity                                         141,066        266,224
                                                                    ------------   ------------

     Total liabilities and stockholders' equity                     $   141,066    $   276,800
                                                                    ============   ============




The accompanying notes are an integral part of these financial statements


                                                AQUA DYNE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------
                                                                                          CUMULATIVE AMOUNTS
                                                                                             FROM INCEPTION
                                                        FOR THE THREE      FOR THE THREE    (APRIL 26, 2000)
                                                         MONTHS ENDED       MONTHS ENDED         THROUGH
                                                        MARCH 31, 2003     MARCH 31, 2002     MARCH 31, 2003
                                                          UN-AUDITED         UN-AUDITED         UN-AUDITED
                                                       ----------------   ----------------   ----------------
Operating expenses:
    General and administrative                         $        62,266    $        45,410    $       519,182
    Research and development                                    64,128            119,350            945,512
    Impairment loss on intellectual property                        --                 --          1,000,000
                                                       ----------------   ----------------   ----------------

Total operating expenses                                       126,394            164,760          2,464,694
                                                       ----------------   ----------------   ----------------

Loss from operations                                          (126,394)          (164,760)        (2,464,694)

Interest and other income                                        1,236                696             19,110
                                                       ----------------   ----------------   ----------------

Provision for taxes                                                 --                 --                 --
                                                       ----------------   ----------------   ----------------

Net loss                                               $      (125,158)   $      (164,064)   $    (2,445,584)
                                                       ================   ================   ================

Loss per share                                         $         (0.02)   $         (0.02)   $         (0.34)
                                                       ================   ================   ================

Weighted average number of common shares outstanding         7,232,000          6,647,000          7,232,000
                                                       ================   ================   ================






The accompanying notes are an integral part of these financial statements

                                                    AQUA DYNE, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK
                                              ---------------------------
                                                                                            DEFICIT
                                                                                           ACCUMLATED
                                                                            ADDITIONAL     DURING THE        TOTAL
                                                NUMBER OF     PAR VALUE       PAID-IN      DEVELOPMENT    STOCKHOLDERS'
                                                 SHARES         $0.001        CAPITAL        STAGE           EQUITY
                                              ------------   ------------   ------------   ------------   ------------
Balance at inception - April 26, 2000                  --    $        --    $        --    $        --    $        --

Issuance of stock for intellectual property     4,000,000          4,000             --             --          4,000

Issuance of stock to directors                    650,000            650             --             --            650

Net loss                                               --             --             --        (18,973)       (18,973)
                                              ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2000                    4,650,000          4,650             --        (18,973)       (14,323)
                                              ------------   ------------   ------------   ------------   ------------

Issuance of stock for cash from stock
  subscriptions                                   487,000            487        486,513             --        487,000
Issuance of stock for intellectual property     1,000,000          1,000        999,000             --      1,000,000
Issuance of stock for cash                        510,000            510        509,490             --        510,000
Net loss                                               --             --             --     (1,638,743)    (1,638,743)
                                              ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2001                    6,647,000          6,647      1,995,003     (1,657,716)       343,934
                                              ------------   ------------   ------------   ------------   ------------
Issuance of stock for cash                                                                                    585,000
Net loss                                          585,000            585        584,415       (662,710)      (662,710)
                                              ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2002                    7,232,000          7,232      2,579,418     (2,320,426)       266,224
Net loss (Un-audited)                                  --             --             --       (125,158)      (125,158)
                                              ------------   ------------   ------------   ------------   ------------

Balance at March 31, 2003 (Un-audited)          7,232,000    $     7,232    $ 2,579,418    $(2,445,584)   $   141,066
                                              ============   ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements


                                             AQUA DYNE, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          CUMULATIVE
                                                                                         AMOUNTS FROM
                                                   FOR THE THREE      FOR THE THREE     (APRIL 26, 2000)
                                                    MONTHS ENDED       MONTHS ENDED         THROUGH
                                                   MARCH 31, 2003     MARCH 31, 2002     MARCH 31, 2003
                                                    UN-AUDITED          UN-AUDITED         UN-AUDITED
                                                  ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                       $      (125,158)   $      (164,064)   $    (2,445,584)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization and depreciation                           1,148                973              6,282
    Impairment of intellectual property                        --                 --          1,000,000
    Directors fees                                             --                 --                650
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses               (18,050)            89,350            (28,015)
    Increase (decrease) in accounts payable               (10,576)            (5,588)                --
                                                  ----------------   ----------------   ----------------

       Net cash used in operations                       (152,636)           (79,329)        (1,466,667)
                                                  ----------------   ----------------   ----------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (2,433)                --            (33,079)
                                                  ----------------   ----------------   ----------------

        Net cash used by investing activities              (2,433)                --            (33,079)
                                                  ----------------   ----------------   ----------------

Cash flows from financing activities:
    Issuance of common stock                                   --                 --          1,582,000
                                                  ----------------   ----------------   ----------------


        Net cash from financing activities                     --                 --          1,582,000
                                                  ----------------   ----------------   ----------------

Net increase (decrease) in cash                          (155,069)           (79,329)            82,254

Cash, beginning of period                                 237,323            197,627                 --
                                                  ----------------   ----------------   ----------------

Cash, end of period                               $        82,254    $       118,298    $        82,254
                                                  ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $            --    $            --    $     1,004,000
                                                  ================   ================   ================
    Issuance of stock to directors                $            --    $            --    $           650
                                                  ================   ================   ================




The accompanying notes are an integral part of these financial statements


                                 AQUA DYNE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2003
                                   UN-AUDITED
--------------------------------------------------------------------------------


1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

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


In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary has been formed to conduct the Company's operations in Australia.

Plan of Operations
------------------

Management's goal is to keep costs to a minimum, but to do sufficient marketing to successfully sell the JetWater System for commercial use. Now that the completion of the testing is over, the JetWater System planned activities are as follows:

         1) initial production of the first commercial version of the JetWater System is ready to start if the Company can sell or lease the system to a commercial buyer.
         2) continue to do demonstrations to parties that have a need for the JetWater System;
         3) work with Global to continue to improve and modify the JetWater System; and
         4) seek out potential joint venture partners to market the JetWater System to selective industries and territories.

There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.


RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until March 31, 2003 was $2,445,584. Our net loss for the three months ended March 31, 2003 was $125,158 as compared to $164,064 for the three months ended March 31, 2002.

Our general and administrative expenses from inception (April 26, 2000) until March 31, 2003 were $519,182. Our general and administrative expenses for the three months ended March 31, 2003 were $62,226 as compared to $45,410 for the three months ended March 31, 2002. The increase was due primarily to the additional expenses of the Australian operations of Aqua Dyne Australia Pty Ltd of $14,000.

Our research and development expenses from inception (April 26, 2000) until March 31, 2003 were $945,512. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the three months ended March 31, 2003 consisted primarily of fees paid to Global and the expense of an engineer employed by Aqua Dyne Australia Pty Ltd.

ITEM 3. CONTROLS AND PROCEDURES.

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

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits     Exhibit No.        Description
    --------     -----------        -----------
                 Exhibit 99.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

(b) Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUA DYNE, INC.
                                          Date: May 7, 2003

                                          By /s/ John Henderson
                                          --------------------------------------
                                          Director (PRINCIPAL EXECUTIVE OFFICER)

                                 CERTIFICATIONS

I, John Henderson, Chief Executive Officer and Chief Financial Officer of Aqua Dyne, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Aqua Dyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

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

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                        /s/ John Henderson
                                         -----------------------------
                                         John Henderson, Chief Executive Officer
                                         and Chief Financial Officer

I, John Ritter, President of Aqua Dyne, Inc. certify that:

1. I have reviewed this report on Form 10-QSB of Aqua Dyne, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

    c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003                                  /s/ John Ritter
                                                   -----------------------------
                                                   John Ritter
                                                   President