Form 10QSB
period 2003-06-30
AQUA DYNE INC
filed 2003-08-14
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly report filed under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2003

          or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of June 30, 2003, there were 7,232,000 shares of Common Stock, par value $.001 per share, outstanding.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   11


                                                AQUA DYNE, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                        JUNE 30, 2003
                                                                         (UNAUDITED)    DECEMBER 31, 2002
                                                                         ------------      ------------
Current assets:
    Cash                                                                 $   172,162       $   237,323
    Prepaid expenses                                                          20,801             9,965
                                                                         ------------      ------------

     Total current assets                                                    192,963           247,288
                                                                         ------------      ------------

Property and equipment, net                                                   26,182            26,025

Intellectual property, net of amortization                                     3,387             3,487
                                                                         ------------      ------------

     Total assets                                                        $   222,532       $   276,800
                                                                         ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     $    25,549       $    10,576
    Shareholder loan                                                         199,980                --
                                                                         ------------      ------------

     Total current liabilities                                               225,529            10,576
                                                                         ------------      ------------

Stockholders' equity (deficit):
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
       7,232,000 shares issued and outstanding at June 30, 2003 and
       December 31, 2002, respectively                                         7,232             7,232
    Additional paid-in capital                                             2,579,418         2,579,418
    Deficit accumulated during development stage                          (2,588,811)       (2,320,426)
    Accumulated other comprehensive loss                                        (836)               --
                                                                         ------------      ------------

     Total stockholders' equity (deficit)                                     (2,997)          266,224
                                                                         ------------      ------------

     Total liabilities and stockholders' equity                          $   222,532       $   276,800
                                                                         ============      ============

                  The accompanying notes are an integral part of these financial statements

                                                          AQUA DYNE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UN-AUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                                            CUMULATIVE
                                                                                                           AMOUNTS FROM
                                                                                                            INCEPTION
                                   FOR THE SIX       FOR THE SIX      FOR THE THREE     FOR THE THREE       APRIL 26,
                                   MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED       2000 TO JUNE
                                  JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003     JUNE 30, 2002        30, 2003
                                   ------------      ------------      ------------      ------------      ------------
Operating expenses:
   General and administrative      $   175,466       $   105,406       $   113,200       $    59,996       $   632,382
   Research and development             93,255           253,637            29,127           134,287           974,639
   Impairment loss on
    intellectual property                   --                --                --                --         1,000,000
                                   ------------      ------------      ------------      ------------      ------------

Total expenses                         268,721           359,043           142,327           194,283         2,607,021
                                   ------------      ------------      ------------      ------------      ------------

Loss from operations                  (268,721)         (359,043)         (142,327)         (194.283)       (2,607,021)
                                   ------------      ------------      ------------      ------------      ------------

Interest                                   336               890                36               194            18,210
Provision for income taxes                  --                --                --                --                --
                                   ------------      ------------      ------------      ------------      ------------

Net loss                           $  (268,385)      $  (358,153)      $  (142,291)      $  (194,089)      $(2,588,811)
                                   ============      ============      ============      ============      ============

Net loss per share                 $     (0.04)      $     (0.05)      $     (0.02)      $     (0.03)
                                   ============      ============      ============      ============
Weighted average number of
common shares outstanding            7,232,000         6,649,873         7,232,000         6,652,714
                                   ============      ============      ============      ============

                            The accompanying notes are an integral part of these financial statements

                                                                4


                                                          AQUA DYNE, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                --------------------------
                                                                                          DEFICIT
                                                                                         ACCUMULATED     ACCUMULATED       TOTAL
                                                                             ADDITIONAL     DURING          OTHER      STOCKHOLDERS'
                                                 NUMBER OF     PAR VALUE      PAID-IN    DEVELOPMENT    COMPREHENSIVE     EQUITY
                                                  SHARES         $0.001       CAPITAL       STAGE            LOSS        (DEFICIT)
                                                ------------  ------------  ------------  ------------   ------------   ------------
Balance at inception - April 26, 2000                    --   $        --   $        --   $        --    $        --    $        --

Issuance of stock for intellectual
   property                                       4,000,000         4,000            --            --             --          4,000
Issuance of stock to directors                      650,000           650            --            --             --            650

Net loss                                                 --            --            --       (18,973)            --        (18,973)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2000                      4,650,000         4,650            --       (18,973)            --        (14,323)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Issuance of stock for cash from stock
    subscriptions                                   487,000           487       486,513            --             --        487,000
Issuance of stock for intellectual
    property                                      1,000,000         1,000       999,000            --             --      1,000,000
Issuance of stock for cash                          510,000           510       509,490            --             --        510,000

Net loss                                                 --            --            --    (1,638,743)            --     (1,638,743)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2001                      6,647,000         6,647     1,995,003    (1,657,716)            --        343,934
                                                ------------  ------------  ------------  ------------   ------------   ------------

Issuance of stock for cash                          585,000           585       584,415            --             --        585,000

Net loss                                                 --            --            --      (662,710)            --       (662,710)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2002                      7,232,000         7,232     2,579,418    (2,320,426)            --        266,224

Net loss                                                 --            --            --      (268,385)            --       (268,385)
Adjustments from foreign currency translation            --            --            --            --           (836)          (836)
                                                                                                                        ------------
Comprehensive loss                                       --            --            --            --             --       (269,221)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at June 30, 2003 - (un-audited)         $ 7,232,000   $     7,232   $ 2,579,418   $(2,588,811)   $      (836)   $    (2,997)
                                                ============  ============  ============  ============   ============   ============

                            The accompanying notes are an integral part of these financial statements

                                                                5

                                                     AQUA DYNE, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UN-AUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                             CUMULATIVE
                                                                                                            AMOUNTS FROM
                                                           FOR THE SIX MONTHS      FOR THE SIX MONTHS      (APRIL 26, 2000)
                                                                 ENDED                   ENDED                  THROUGH
                                                             JUNE 30, 2003           JUNE 30, 2002           JUNE 30, 2003
                                                              ------------            ------------            ------------
Cash flows from operating activities:
   Net loss                                                   $  (268,385)            $  (358,153)            $(2,588,811)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization and depreciation                                   2,487                   1,946                   7,621
    Impairment of intellectual property                                --                      --               1,000,000
    Directors fees                                                     --                      --                     650
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                       (10,947)                113,913                 (20,912)
    Increase (decrease) in accounts payable                        14,973                  53,046                  25,549
                                                              ------------            ------------            ------------

       Net cash used in operations                               (261,872)               (189,248)             (1,575,903)
                                                              ------------            ------------            ------------

Cash flows used by investing activities:
    Acquisition of property and equipment                          (2,433)                     --                 (33,079)
                                                              ------------            ------------            ------------

       Net cash used by investing activities                       (2,433)                     --                 (33,079)
                                                              ------------            ------------            ------------

Cash flows from financing activities:
    Issuance of common stock                                           --                 285,000               1,582,000
    Loans from shareholder                                        199,980                      --                 199,980
    Adjustments from foreign currency translation                    (836)                     --                    (836)
                                                              ------------            ------------            ------------

        Net cash provided by financing activities                 199,144                 285,000               1,781,144
                                                              ------------            ------------            ------------

Net increase (decrease) in cash                                   (65,161)                 95,752                 172,162

Cash, beginning of period                                         237,323                 197,627                      --
                                                              ------------            ------------            ------------

Cash, end of period                                           $   172,162             $   293,379             $   172,162
                                                              ============            ============            ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property               $        --             $        --             $ 1,004,000
                                                              ============            ============            ============

    Issuance of stock to directors                            $        --             $        --             $       650
                                                              ============            ============            ============

                            The accompanying notes are an integral part of these financial statements

                                 AQUA DYNE, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
         AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2003
                                  (Unaudited)


1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months and three months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

2.       SHAREHOLDER LOANS
         -----------------

         The Company borrowed $199,980 from a shareholder in June, 2003. The loan bears no interest rate and is due on demand. The loan can be converted into shares of common stock. The conversion ratio is the principal balance of the loan divided by the average market price of the Company's common stock on the conversion date.

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

Our net loss from inception (April 26, 2000) until June 30, 2003 was $2,588,811. Our net loss for the six months and three months ended June 30, 2003 was $268,385 and $142,291 respectively as compared to $358,153 and $194,089 for the six months and three months ended June 30, 2002.

Our general and administrative expenses from inception (April 26, 2000) until June 30, 2003 were $632,382. Our general and administrative expenses for the six months ended June 30, 2003 were $175,466 as compared to $113,200 for the six months ended June 30, 2002. The increase was due primarily to the additional expenses of the Australian operations of Aqua Dyne Australia Pty Ltd of $73,000.

Our research and development expenses from inception (April 26, 2000) until June 30, 2003 were $974,639. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the six months ended June 30, 2003 were $93,255 and consisted primarily of fees paid to Global and the engineering expense of Aqua Dyne Australia Pty Ltd. as compared to $253,637 for the six months ended June 30, 2002 when research and development were still the primary function of the Company.

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

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------
                 Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

                 Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUA DYNE, INC.
                                          Date: August 11, 2003

                                          By /s/ John Henderson
                                          --------------------------------------
                                          Director (PRINCIPAL EXECUTIVE OFFICER)