Form 10QSB
period 2003-09-30
AQUA DYNE INC
filed 2003-11-06
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly report filed under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended September 30, 2003

          or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of September 30, 2003, there were 7,232,000 shares of Common Stock, par value $.001 per share, outstanding.

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


                                         AQUA DYNE, INC. & SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------

                                                    ASSETS

                                                                        SEPTEMBER 30,
                                                                            2003
                                                                         (UNAUDITED)    DECEMBER 31, 2002
                                                                         ------------      ------------
Current assets:
    Cash                                                                 $    65,909       $   237,323
    Prepaid expenses                                                          16,329             9,965
                                                                         ------------      ------------

     Total current assets                                                     82,238           247,288
                                                                         ------------      ------------

Property and equipment, net                                                   25,004            26,025

Intellectual property, net of amortization                                     3,337             3,487
                                                                         ------------      ------------

     Total assets                                                        $   110,579       $   276,800
                                                                         ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                     $        --       $    10,576
    Shareholder loans                                                         300,000                --
                                                                         ------------      ------------

     Total current liabilities                                               300,000            10,576
                                                                         ------------      ------------

Stockholders' equity (deficit):
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
       7,232,000 shares issued and outstanding at September 30, 2003
       and December 31, 2002, respectively                                     7,232             7,232
    Additional paid-in capital                                             2,579,418         2,579,418
    Deficit accumulated during development stage                          (2,773,235)       (2,320,426)
    Accumulated other comprehensive loss                                      (2,836)               --
                                                                         ------------      ------------

     Total stockholders' equity (deficit)                                   (189,421)          266,224
                                                                         ------------      ------------

     Total liabilities and stockholders' equity                          $   110,579       $   276,800
                                                                         ============      ============

                  The accompanying notes are an integral part of these financial statements

                                                   AQUA DYNE, INC. & SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UN-AUDITED)
------------------------------------------------------------------------------------------------------------------------

                                                                                                            CUMULATIVE
                                                                                                           AMOUNTS FROM
                                                                                                            INCEPTION
                                   FOR THE NINE     FOR THE NINE      FOR THE THREE     FOR THE THREE       APRIL 26,
                                   MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED          2000 TO
                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                      2003              2002              2003              2002               2003
                                   ------------      ------------      ------------      ------------      ------------
Operating expenses:
   General and administrative      $   289,844       $   219,411       $   114,378       $   114,005       $   746,760
   Research and development            162,710           322,898            69,455            69,261         1,044,094
   Impairment loss on
    intellectual property                   --                --                --                --         1,000,000
                                   ------------      ------------      ------------      ------------      ------------

Total expenses                         452,554           542,309           183,833           183,266         2,790,854
                                   ------------      ------------      ------------      ------------      ------------

Loss from operations                  (452,554)         (542,309)         (183,833)         (183,266)       (2,790,854)
                                   ------------      ------------      ------------      ------------      ------------

Interest income                            353               890                17                --            18,277
Provision for income taxes                 608                --               608                --               608
                                   ------------      ------------      ------------      ------------      ------------

Net loss                           $  (452,809)      $  (541,419)      $  (184,424)      $  (183,266)      $(2,773,235)
                                   ============      ============      ============      ============      ============

Net loss per share                 $     (0.06)      $     (0.08)      $     (0.03)      $     (0.03)
                                   ============      ============      ============      ============
Weighted average number of
common shares outstanding            7,232,000         6,759,967         7,232,000         6,976,565
                                   ============      ============      ============      ============

                            The accompanying notes are an integral part of these financial statements

                                                                4


                                                    AQUA DYNE, INC. & SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                                      COMMON STOCK
                                                --------------------------
                                                                                          DEFICIT
                                                                                         ACCUMULATED     ACCUMULATED       TOTAL
                                                                             ADDITIONAL     DURING          OTHER      STOCKHOLDERS'
                                                 NUMBER OF     PAR VALUE      PAID-IN    DEVELOPMENT    COMPREHENSIVE     EQUITY
                                                  SHARES         $0.001       CAPITAL       STAGE            LOSS        (DEFICIT)
                                                ------------  ------------  ------------  ------------   ------------   ------------
Balance at inception - April 26, 2000                    --   $        --   $        --   $        --    $        --    $        --

Issuance of stock for intellectual
   property                                       4,000,000         4,000            --            --             --          4,000
Issuance of stock to directors                      650,000           650            --            --             --            650

Net loss                                                 --            --            --       (18,973)            --        (18,973)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2000                      4,650,000         4,650            --       (18,973)            --        (14,323)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Issuance of stock for cash from stock
    subscriptions                                   487,000           487       486,513            --             --        487,000
Issuance of stock for intellectual
    property                                      1,000,000         1,000       999,000            --             --      1,000,000
Issuance of stock for cash                          510,000           510       509,490            --             --        510,000

Net loss                                                 --            --            --    (1,638,743)            --     (1,638,743)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2001                      6,647,000         6,647     1,995,003    (1,657,716)            --        343,934
                                                ------------  ------------  ------------  ------------   ------------   ------------

Issuance of stock for cash                          585,000           585       584,415            --             --        585,000

Net loss                                                 --            --            --      (662,710)            --       (662,710)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at December 31, 2002                      7,232,000         7,232     2,579,418    (2,320,426)            --        266,224

Net loss                                                 --            --            --      (452,809)            --       (452,809)
Adjustments from foreign currency translation            --            --            --            --         (2,836)        (2,836)
                                                                                                                        ------------
Comprehensive loss                                       --            --            --            --             --       (455,645)
                                                ------------  ------------  ------------  ------------   ------------   ------------

Balance at September 30, 2003 -
   (un-audited)                                 $ 7,232,000   $     7,232   $ 2,579,418   $(2,773,235)   $    (2,836)   $  (189,421)
                                                ============  ============  ============  ============   ============   ============

                            The accompanying notes are an integral part of these financial statements

                                                                5

                                               AQUA DYNE, INC. & SUBSIDIARY
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UN-AUDITED)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                             CUMULATIVE
                                                                                                        AMOUNTS FROM INCEPTION
                                                           FOR THE NINE MONTHS      FOR THE NINE MONTHS      (APRIL 26, 2000)
                                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,         THROUGH
                                                                  2003                     2002            SEPTEMBER 30, 2003
                                                              ------------            ------------            ------------
Cash flows from operating activities:
   Net loss                                                   $  (452,809)            $  (541,419)            $(2,773,235)

Adjustments to reconcile net loss to net cash used
  in operating activities:
    Amortization and depreciation                                   3,604                   2,919                   8,738
    Impairment of intellectual property                                --                      --               1,000,000
    Directors fees                                                     --                      --                     650
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                        (6,364)                123,913                 (16,329)
    Increase (decrease) in accounts payable                       (10,576)                 (3,093)                     --
                                                              ------------            ------------            ------------

       Net cash used in operations                               (466,145)               (417,680)             (1,780,176)
                                                              ------------            ------------            ------------

Cash flows used by investing activities:
    Acquisition of property and equipment                          (2,433)                 (2,666)                (33,079)
                                                              ------------            ------------            ------------

       Net cash used by investing activities                       (2,433)                 (2,666)                (33,079)
                                                              ------------            ------------            ------------

Cash flows from financing activities:
    Issuance of common stock                                           --                 335,000               1,582,000
    Loans from shareholder                                        300,000                      --                 300,000
    Adjustments from foreign currency translation                  (2,836)                     --                  (2,836)
                                                              ------------            ------------            ------------

        Net cash provided by financing activities                 297,164                 335,000               1,879,164
                                                              ------------            ------------            ------------

Net increase (decrease) in cash                                  (171,414)                (85,346)                 65,909

Cash, beginning of period                                         237,323                 197,627                      --
                                                              ------------            ------------            ------------

Cash, end of period                                           $    65,909             $   112,281             $    65,909
                                                              ============            ============            ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property               $        --             $        --             $ 1,004,000
                                                              ============            ============            ============

    Issuance of stock to directors                            $        --             $        --             $       650
                                                              ============            ============            ============

                            The accompanying notes are an integral part of these financial statements

                           AQUA DYNE, INC. & SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
         AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2003
                                  (Unaudited)

1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of September 30, 2003 and for the nine months ended September 30, 2003 and 2002 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002.

2.       SHAREHOLDER LOANS
         -----------------

         The Company has borrowed $300,000 from a shareholder. The loan bears no interest rate and is due on demand. The loan can be converted into shares of common stock. The conversion ratio is the principal balance of the loan divided by the average market price of the Company's common stock on the conversion date.

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

Plan of Operations
------------------

Management's goal is to keep costs to a minimum, but to do sufficient marketing to successfully sell the JetWater System for commercial use. Now that the testing has been completed, the JetWater System planned activities are as follows:

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

Our net loss from inception (April 26, 2000) until September 30, 2003 was $2,773,235 which includes $1,000,000 impairment loss related to the issuance of 1,000,000 shares of restricted common stock at a fair value of $1.00 per common share for intellectual property. Our net loss for the nine months and three months ended September 30, 2003 was $452,809 and $184,424 respectively as compared to $541,419 and $183,266 for the nine months and three months ended September 30, 2002.

Our general and administrative expenses from inception (April 26, 2000) until September 30, 2003 were $746,760. Our general and administrative expenses for the nine months ended September 30, 2003 were $289,844 as compared to $219,411 for the nine months ended September 30, 2002. The increase was due primarily to the additional expenses of the Australian operations of Aqua Dyne Australia Pty Ltd of $94,000 offset in part by a decrease in legal fees of $52,000.

Our research and development expenses from inception (April 26, 2000) until September 30, 2003 were $1,044,094. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the nine months ended September 30, 2003 were $162,710 and consisted primarily of fees paid to Global and the engineering expense of Aqua Dyne Australia Pty Ltd. as compared to $322,898 for the nine months ended September 30, 2002 when research and development were still the primary function of the Company.

The Company has managed to finance its operations through the sale of stock and loans from a major shareholder. Our current cash balance should be sufficient until additional funds can be raised.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits      Exhibit No.       Description
    --------     -----------        -----------
                 Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

                 Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUA DYNE, INC.
                                          Date: November 3, 2003

                                          By /s/ John Henderson
                                          --------------------------------------
                                          Director (PRINCIPAL EXECUTIVE OFFICER)