Form 10KSB
period 2003-12-31
AQUA DYNE INC
filed 2004-04-13
CIK 1138867

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2004 was $16,909,568 based upon the market price of the registrant's Common Stock of $3.50 as of March 9, 2004.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 8,891,995 as of April 9, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                          13

Item 3.   LEGAL PROCEEDINGS                                                  13

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                13

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           13

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          14

Item 7.   FINANCIAL STATEMENTS                                               16

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             31

Item 8A.  CONTROLS AND PROCEDURES                                            31
                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         32

Item 10.  EXECUTIVE COMPENSATION                                             33

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    34

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     35

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   36

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             36

SIGNATURES                                                                   37

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Aqua Dyne, Inc. ("Company", "us", "we" or "ADI") was incorporated and commenced operations on April 26, 2000. ADI was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JetWater System ("JWS" or "System"), an evaporation based technology for water purification. The JWS technology is used for the recovery of ultra pure water (ie, distilled water) from seawater or any organically or mineral polluted water source (subject to the assessment of key chemical issues associated with the processing of the feedwater through the JWS. This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global"). Following the acquisition of the patent rights and complete ownership of this technology, we commenced testing the JWS.

After completion of the independent testing of the process we manufactured a pilot unit of similar specification and capability to a commercial JWS at our facility at Stapylton in Queensland Australia.

This JWS is being used to demonstrate the technologies' capabilities to potential customers who provide us with samples of their water which requires purification Customers may also be provided with the opportunity to have independent experts evaluate the technology. The feedwater supplied is processed under operational conditions to determine whether the JWS can achieve the outcome sought by the potential customer.

ADI has developed into an organization which provides cost-effective, ecologically sustainable water cleaning and supply solutions, and has competency in developing green power facilities.

We expect to generate income in a number of ways:
     1) By sales of Systems in conjunction with an O & M Contract (operating & maintenance);
     2) By payments for each gallon of water processed via a BOO (build, own & operate) arrangement; or by means of a BOOT arrangement (build own operate and later transfer);
     3) As principal contractor in the construction of green power facilities (converting waste into energy) where we see a future prospect for the JWS to be used in conjunction with waste heat from the turbine in the power facility.
     4) By investing in other ecologically sustainable technologies;

Management may consider licensing its technology to subsidiary's of ADI or to others. This also may generate income.

In December 2002, Aqua Dyne Australia Pty Ltd.(ADA), a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary has been formed to conduct the Company's operations in Australia. We appointed a Managing Director to run the Australian operations in mid November 2003. Since then, a management and operations team has been assembled and includes experienced persons in the areas of Sales & Marketing, Project Analysis & Feasibility, Quality & Compliance, Production & Engineering, and Office Management.

Other business - Co-generation.
-------------------------------

In late 2003, we bid on a project to build a 5MW power station, a green power facility, for one of our potential JWS customers (a mine operator). We were awarded preferred bid status in December 2003. The project involves generating electricity by combusting the waste methane from a coal mine in New South Wales Australia. A JWS is not part of this project at this stage. On April 5, 2004, the project owners notified ADI that the preferred bid status of the Company was withdrawn because there was a disagreement regarding the costs involved in the completion of the project. ADI resubmitted its bid for the project and will be considered on the same basis as the other bidders.

In order to raise funds necessary to complete these tasks and bring the JWS to market, we completed an offering pursuant to Rule 504 of Regulation D at $1.00 per share for 997,000 shares of our common stock solely to Accredited Investors. As of March 31, 2001, $997,000 was raised on the offering. In fiscal 2002, we raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003, we borrowed $300,000 from our largest shareholder and raised $876,054 in a private placement at $1.50 per share.

The Industry
------------

Global population growth, economic expansion, scarcity of available water resources, heightened public concern about water quality and growing regulatory and legislative requirements have resulted in continued growth in demand for water and wastewater treatment. In addition to the need for potable water, industrial companies require treated water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, most manufacturers utilize water treatment systems to purify their incoming, or "process", water. Public water departments and private water companies, responsible for providing potable water, employ water treatment technology to purify their water supply. Furthermore, government regulations require most industrial companies and municipalities to treat their outgoing wastewater. We currently do not have any contracts for water purification and there can be no assurances of such contracts in the future.

Customers of the water and wastewater treatment industry can be classified into three broad categories: (i) industrial and commercial businesses, which include companies in such markets as pharmaceuticals, microelectronics, automotive, power generation, chemical processing, food processing, oil, mining and metal finishing; (ii) municipal and private suppliers of public water and wastewater services; and (iii) individual consumers of bottled water.

Industrial and Commercial Users. Industrial and commercial users have a significant need for treated water because it is a necessary component in many products and industrial and other processes. The quality of water varies dramatically across geographic regions, and water contains impurities that, if untreated, can render it effectively useless for most industrial purposes. The use of untreated water in manufacturing processes can result not only in inconsistent product quality, but also in substantial equipment degradation, which can lead to costly maintenance or replacement costs. Consequently, most manufacturers treat their process water in order to maintain a consistently acceptable degree of purity. For example, treated water is an integral component of many consumer goods and is used in the manufacture of pharmaceutical products, microelectronics and chemicals. Food and beverage manufacturers require water with consistent quality to meet health standards, and to preserve uniformity of taste and appearance in their products. As a result of these process specifications, industrial customers often require a broad range of treatment technologies to treat their process water.

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

Individual Consumers. The market for individual consumers consists of bottled Water. Consumers' needs vary by geographic location as a result of differing water qualities and level of economic development. This segment of the industry is highly fragmented. Accordingly, the Company believes that there may be a market for the sale of Systems to water bottlers and distributors who seek consistent levels of high quality water.

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

The Company
-----------

We have completed the acquisition of the JWS technology from Global Power and Water, Inc. ("Global"), a Nevada corporation in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system; and in the first quarter of 2004, we issued the final 1,000,000 shares to Global upon a determination by the Board that the JWS was ready for large scale production and deployment in commercial operations.

As of March 2004, a total of 6,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JWS. A total of $997,000 (excluding the offering expenses of approximately $30,000) was raised as of March 31, 2001, through the 504 offering. In fiscal 2002, a total of $585,000 was raised by the Company. In fiscal 2003, $876,054 was raised by the Company. The Board has decided to raise additional funds in the first quarter of 2004. The funds received by us have enabled us to concentrate on bringing the JWS technology to market. As of December 31, 2003, there were 7,865,985 shares of common stock issued and outstanding.

In addition to selling to us all rights, ownership and interest in the JWS, Greg Paxton, the inventor and principal shareholder of Global, has assigned the rights to any improvements he may make in the technology in the future. Mr. Paxton and Global have also agreed to continue on an ongoing basis to perform engineering and technical support services exclusively for our Company. We agreed to pay Global $80,000 per year until a working prototype was developed. After the prototype was developed the annual payments increased to $100,000 per year. It will increase to $120,000 per year after we have secured our first contract. At present time, we have completed the prototype development stage and have manufactured a pilot system of similar specification and capability to a fully commercial system which is being used for demonstrations and water testing to make sales.

JetWater System Overview
------------------------

The JWS technology is used to produce ultra pure water (i.e., distilled water) subject to the assessment of key chemical issues associated with the processing of the feedwater through the JWS. During 2003, we continued research and development activities, resulting in increased efficiencies of the System. That research will continue while the JWS is being marketed, particularly in relation to the ability of the JWS to utilize waste heat from other sources.

The JWS exhibits the following traits: clean combustion, no chemicals; 30-40 year life; a small number of moving parts in a self-sustaining system; minimal maintenance and down-time for cleaning; co-generational potential; potential to purify a wide range of feed-water; modular construction (stepped augmentation); up to 99% contaminant removal efficiency; and low level noise impact (< 68 dB);

Being an evaporation based technology, the JWS has the potential to perform well in any filtration separation comparison and salt removal efficiency comparison.

Technical Description of the JetWater System
--------------------------------------------

The JetWater System can produce distilled potable water in large quantities at efficiencies approaching 90% of the gross calorific value of the fuel used in providing the energy required (i.e. electricity off the grid or waste heat from other sources).

Sea water or other feedwater in the tubes is heated under pressure to a predetermined temperature above the predetermined boiling point of the feed water. The heated water is then released through pipes into a flash distillation chamber. This flash distillation chamber is maintained at a pressure that allows the feed water to boil (at 100 degrees C or higher).

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

Feed water is drawn into the heat exchangers by a pump that is controlled by a Digital Control System (DCS) using a Variable Frequency Drive (VFD) to dynamically control the temperature, flow and pressure of the process utilizing Proportional and Integral Differential (P and ID) control. This allows the automation of the whole process without any intervention at all other than maintenance.

The incoming water is directed into the preheat heat exchanger before going through the high temperature heat exchanger. The incoming water is used to cool and condense the steam vapor coming from the flash distillation chamber within the secondary heat exchanger while allowing a heat transfer to the incoming feed water. The apparatus for this process generates large amounts of heat and all high temperature areas are insulated using Micropore insulation.

The JWS has the potential to use the equivalent energy value of 38 Kwh per 1,000 gallons of distilled water produced. The reason for this result is due to the efficient recycling of the latent heat. The feed stock brine is recycled through the heat exchangers and a flash pot whereby a centrifugal blower is extracting the available portion of the latent heat in the flashing brine. This vapor is blown into the outer shell of the heat exchangers where it condenses into pure distillate and is extracted as product water. The vapor transfers its latent heat energy value through the wall of the heat exchangers to the recycled brine and is used again and again the same way.

Markets
-------

Many countries (the United States and Australia as prime examples) face a water supply crisis brought on by drought, population growth, and competing demands from business, agriculture, and the environment for limited water supplies.

We believe that our high-purity water purification process based on the JWS technology can be marketed to customers in the pharmaceutical/biotechnology, food and beverage and medical/laboratory/research markets. Ultra-high-purity systems are required for the microelectronics industry, where the removal of contaminants at a microscopic level is required. Other potential industrial markets for our process water treatment products and technology may include a wide variety of applications in the automotive, chemical and petrochemical, metal finishing, power generation, oil field and refinery, pulp and paper and mining industries, all of which require improved or customized water in their manufacturing or other industrial processes. Due to the operating advantages and the potential for cost effectiveness of the JWS, our management believes the initial users of this technology will be industrial operators where wastewater is a by-product of production, and future customers may include anyone who has wastewater to treat or requires pure or blended water production from saline or wastewater sources.

Management has decided to concentrate its manufacturing and marketing efforts on three standard sized System configurations. Those Systems are capable of processing 132,110 gallons (0.5 ML), 264,210 gallons (1.0 ML) and 396,310 gallons (1.5 ML) of feed-water per day. We believe that there are opportunities for variation and adaptation of the technology that can be addressed when we have achieved market acceptance of the standard JWS.

The primary customers identified as the initial target market for the JWS are in the industrial areas, in particular the mining industry (i.e. the purification of mine waster water), the supply of ultra pure water to municipalities (i.e. for blending with their existing supplies of potable water or for sale to their customers who require a better quality water), food processing and other related industries where liquid waste streams currently exist, in most cases directly into the sewage system. Additional markets would include chemical manufacturers; oil refining, textile manufacturers and the agricultural industry. We believe that the JWS is well suited for desalination of water. The initial commercial applications are expected to be used as the showcase for domestic and international clients, many who already have registered an interest in the JWS.

The size of the market for the JWS is not easily measured or defined because JetWater's core purpose is the desalination of seawater and brackish groundwater and the treatment of wastewater. JetWater can address these issues in most cases, subject to an assessment of the feedwater chemistry, in almost every location around the world. It is very important to note that the main product of the JWS is ultra pure water. In many areas of the world, this is a commodity that has great value.

Some Governments are legislating to encourage the development of desalination projects as a means of addressing water supply problems (see US Desalination Coalitionn Report Feb 2004). Grants to the owners of desalination facilities will offset the energy and other costs required to make drinking water from seawater or brackish ground water.

Marketing
---------

The Company believes that all material research and development and independent testing to achieve a commercially viable JWS have been completed. As the industrial pollution and desalination areas are two of the most prominent needs that exist, we are initially concentrating on marketing to those areas.

Competing Technology
--------------------

All of the industries in which we will likely be competing are highly competitive, and most are fragmented, with numerous regional and local participants. Most of the companies currently involved in the water and wastewater treatment industry are well established and have financial capabilities superior to ours.

The process water and wastewater treatment industry is fragmented, with numerous regional participants in the United States and in countries throughout the world that are limited in their current geographic focus. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, customer relationships and local governmental regulation. Most participants in the water and wastewater treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. The management believes that our process has the following advantages: the JWS can process a wide spectrum of feed-water types; it has low maintenance requirements; it can be assembled, dis-assembled and re-assembled in a manner which makes it semi-portable; the System has high output that can be optimized by blending with other water; is cost competitive on a whole of life comparison; has a lower volume of waste product than competing technologies, and there are low per gallon processing costs.

Our process water treatment business will compete in the United States and internationally principally on the basis of product quality and specifications, technology, reliability, flexibility, price of delivered water, customized design and technical qualifications, reputation and prompt availability of service.

There are a number of accepted technologies for processing water.

o DISTILLATION OF WATER - This method involves raising the temperature of water at atmospheric pressure over 100 degrees C to produce steam. Ambient air or water is then used as the cooling medium to condense the steam back to pure water. The advantages to this method are: At a temperature above 65 degrees C most bacteria are eliminated; Systems are easily monitored due to visible boiling taking place; Principles of operation are easy to comprehend so less personnel training is involved; and total dissolved solids of < 10ppm (parts per million) remain in the distilled water. The primary disadvantages are: inefficient when using indirect methods to heat the water, and at high temperatures, any solids in the water will congeal and be deposited on the surface of the heat exchanger, further reducing efficiency.

o CONVENTIONAL FILTRATION - This process uses various sized filters to take solids and waste products from the water supply. It is very capital intensive and requires the water then be treated chemically to purify for consumption or to be put back into the environment. It is the most established method used and has the general acceptance by those needing water treatment.

o REVERSE OSMOSIS - Reverse osmosis uses a membrane to remove ionic, organic and suspended solids from a water supply. A membrane system separates the feed water into two streams. The permeate stream is the water that passes through the semi-permeable membrane while the concentrate stream is part of the feed stream that is used to flush the concentrated solids from the system. A pump feeds water to the membrane housings. Water is separated by the membrane within the housing and leaves the membrane housing in two streams as permeate and concentrate. The permeate is collected at the permeate manifold on systems where more than one membrane housing is used. The membrane will perform differently at varying pressures and will reject mono and polyvalent ions at a different rate or effectiveness. A high volume of waste effluent is generated which requires further treatment which adds to the cost of operation.

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

Companies in the water industry are developing new methods to clean water and continually work on the improvement of processes already available.

Raw Materials and Supplies
--------------------------

Raw materials, primarily steel and titanium, plastics and component parts such as compressors pumps and valves, and other products needed for the JWS are available from a number of sources. We do not anticipate any difficulties in obtaining the materials, components and supplies used in manufacturing and operations.

Product Development; Patents, Trademarks and Licenses
-----------------------------------------------------

The Company currently owns International Patent Application No. PQ5402 filed under the Patent Cooperation Treaty signed at Washington on June 19, 1970 and given an international filing date of February 2, 2000 in respect of the invention known as the JWS. We acquired the patent and JWS technology from Global Power & Water, Inc., a Nevada corporation.

We also signed a consulting agreement with Global, pursuant to which Global will assist us with research and development with respect to the improvement and applications of the JWS. In addition, through Global, we are able to use the analytical laboratories and technical assistance of CSIRO in Australia to perform water analyses and to test and improve the effectiveness of water purification techniques in order to enhance the Company's capability to design systems tailored specifically for the particular needs of customers. CSIRO is Australia's Commonwealth Scientific and Industrial Research Organization. It is one of the world's largest and most diverse scientific research organizations.

At this time, we do not have any registered trademarks.

The Company has been granted patents in several countries and we await the results of applications in other jurisdictions.

Product Warranties; Insurance
-----------------------------

We have not decided yet what type of warranty, if any, will be offered on our JWS units.

We anticipate that performance guarantees will apply to most of our Systems.

Employees
---------

Prior to November 2003 our operations were conducted by utilizing the services of consultants and contractors.

In November 2003, James Wilson was hired to be the Managing Director of Aqua Dyne Australia Pty Ltd (ADA). He has a three year contract with ADA (with an option for a further three years) at base salary of $250,000 (Australian Dollars) per year. Since Mr. Wilson's appointment, he has begun building a team of consultants, contractors and full-time employees to develop the operations in the Australian region. Services provided by that team include Sales & Marketing, Project Analysis and Feasibility, Quality & Compliance, Production & Engineering and Office Management.

John Garrard was engaged as a consultant throughout 2003. He will continue to provide Production & Engineering services to ADA and the Company, as required.

In January 2004, Peter Beckman was appointed as full time Australian Business Development Manager He is contracted to ADA at a base salary of $125,000 (Australian dollars) per year.

In January 2004, ADA negotiated a consultancy agreement with Ian Hutcheson.
He provides Project Analysis & Feasibility services to ADA (and the Company as required).

In January 2004, ADA negotiated a consultancy agreement with Martin Gorin. He provides Quality & Compliance services to ADA.

Agreements
----------

We acquired the JWS technology from Global Power and Water, Inc. ("Global"), controlled by Greg Paxton, the co-inventor of the JWS, for 4,000,000 shares of common stock of the Company. The Agreement also called for Global to receive an additional 1,000,000 shares after the JWS passed an independent test proving out the technology and another 1,000,000 shares when Global has produced a fully working prototype which is ready for large scale production and deployment in commercial applications. The final 1,000,000 shares was issued in the first quarter of 2004. A total of 6,000,000 shares have been issued pursuant to the Global Agreement as of March 30, 2004. Mr. Paxton will continue to consult with the Company and has agreed that any and all improvements or modifications made to the JWS are the property of the Company.

RISKS RELATED TO OUR BUSINESS OPERATIONS

o RISK OF MARKETING NEW TECHNOLOGY. We are a new company attempting to market a new technology in a highly competitive industry. There is no guarantee the Company will be successful in this endeavour.

o RISK OF ESTABLISHING A NEW MARKET. There can be no assurances that we will be successful in marketing units of the JWS for water purification. The market for new products can be very difficult to establish. There are competitors with long established products, accepted technology and superior financial resources for marketing. If the market for the JWS takes longer to develop than anticipated, this would have an adverse affect on revenues and potential profitability. We believe the JWS represents an important innovation in the water purification industry. We cannot ensure our targeted customers will purchase any units. If the market develops more slowly than anticipated we may require additional financing and no assurances can be made that additional funding will be available.

o RISK OF INSUFFICIENT FUNDS FOR OPERATIONS. Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for fiscal 2004 with our current cash reserves, which were obtained from the sale of securities and from cash to be derived from further sales of securities in 2004. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required it will probably be done through the sale of more common shares. If more shares are sold it will further dilute existing shareholders.

o RISK OF RAPID TECHNOLOGICAL CHANGES. Rapid technological changes could adversely affect our business. The market for water purification technology is characterized by rapid changes. Evolving industry standards and changing customer needs gives rise to a very competitive marketplace for new technology. If we are unable to meet or stay ahead of new technologies being developed and to changes in industry standards, our business could be adversely affected.


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

          BUSINESS                           FACTORS
  ----------------------------------------------------------------------

    Water and Wastewater        o  Product quality and specifications
         Treatment              o  Technology
                                o  Reliability
                                o  Price (can predominate among competitors in
                                   the wastewater treatment business that have sufficient technical qualifications, particularly in the municipal contract bid process)
                                o  Customized design and technical
                                   qualifications
                                o  Reputation
                                o  Prompt service

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

RISKS RELATED TO MARKET OF OUR COMMON STOCK

o RISK OF TRADING UNDER PENNY STOCK RULES. Our common stock currently falls under the penny stock rules. As the Company's securities are not be listed on NASDAQ (and the Company does not qualify for NASDAQ) or certain other national exchanges and the offering price per share is below $5.00 per share, it is most likely that any future resale of such securities will be below $5.00 and subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules (Rules 15g-2 through 15g-6 of the Securities Exchange Act of 1934) that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC; to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account; to make a special written determination that the penny stock is suitable investment for the purchaser; and to receive the purchaser's written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. As the Company's securities will be subject to the penny stock rules, investors may find it more difficult to sell their securities, and the market liquidity for the Company's securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of shareholders to sell their securities in any secondary market.

         SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 2003 there is an aggregate of 7,865,985 shares of Common Stock issued and outstanding. 2,061,820 of such shares are freely tradable in the public market (except by affiliates of the Company) and 5,804,165 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a Registration Statement filed under the Securities Act. The 7,865,985 shares were issued previously by the Company and are held by 147 beneficial owners.

         Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company's issued and outstanding Common Stock or (b) the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 1% or more of the issued and outstanding Common Stock are subject to Rule 144 limitations on selling.

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

We cannot predict the full impact of any of the above factors, including economic instability, but they could have a material adverse effect on our revenues and profits.

IMPORTANCE OF CERTAIN EMPLOYEES

Our senior officers, an emplyees and consultants are important to the success of our operations. If Mr. Wilson and Mr. Beckman did not continue in their present roles, our prospects may be adversely affected. ADI does not maintain a "key-man" life insurance policy on its principal executive officer.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In fiscal year 2003, the Company rented office space in Newport Beach, California for approximately $300 per month. The clerical and property services included the secretarial, phone answering and general office assistance. Management of the Company considers these arrangements to be adequate to meet the current demands of the Company's business in the United States.

In fiscal year 2003, Aqua Dyne Australia Pty Ltd rented factory space and offices at Stapylton, Queensland, Australia for $2,500 (Australian dollars) per month.

The JWS testing facility run by Mr Garrard is located on this site and Global (Mr Paxton) conducts the Research & Development activities from there as well.

In December 2003, ADA rented office space in the central business district of Brisbane, Australia for approximately $6,000 (Australian Dollars) per month. These premises are approximately 25 miles from Stapylton and provide office space for Mr Wilson and his team. Management considers that these arrangements are adequate to meet the current demands of the business of Aqua Dyne Australia.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings of any nature pending against the Company and to the Company has no knowledge that any such proceedings are contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol AQDY.OB in May, 2002. Since May, 2002 our common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* for the quarters ended were:

          Date            High          Low           Close
          ----            ----          ---           -----
          Dec 03          4.65          2.70          4.05
          Sep 03          4.50          1.30          3.10
          Jun 03          2.20          1.30          1.30
          Mar 03          3.00          1.80          1.80
          Dec 02          3.45          2.05          2.05
          Sep 02          3.75          2.10          3.01
          Jun 02          4.00          2.00          3.00
          *The historical chart data is provided by Reuters

The closing price of the Company's commons stock as of March 9, 2004 was $3.50 per share.

PublicEase, Inc., a corporation doing business in Las Vegas, Nevada serves as transfer agent for the Common Stock of the Company.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2003, a total of 7,865,985 share of our common stock were outstanding The number of holders of record of our common stock is estimated to be 147.

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

On June 8, 2000, the Company purchased intellectual property rights to certain water purification technology through the issuance of 4,000,000 shares of restricted common stock, valued at $4,000, which was the estimated adjusted cost basis of the intellectual property prior to the sale.

On May 15, 2000, the Company approved the issuance of 50,000 restricted shares of common stock to Company directors at a fair value of $0.001 per common share, for services provided by serving as Company directors. The Company charged $50 to compensation expense for the period ended December 31, 2000.

During the period October, 2000, through February 2001, the Company sold 997,000 shares of common stock under the Regulation D, Rule 504, at $1.00 per share for $997,000.

On January 25, 2001, the Company issued an additional 1,000,000 shares of restricted common stock to Global at a fair value of $1.00 per common share, in accordance with the purchase agreement for the water purification technology.

During the year ended December 31, 2002, the Company issued and sold in a private placement pursuant to Regulation D of the Securities Act of 1933, an aggregate of 585,000 shares of common stock for cash at $1.00 per share to four investors for aggregate proceeds of $585,000.

During the year ended December 31, 2003, the Company issued and sold in a private placement pursuant to Regulation D of the Securities Act 1033, an aggregate of 583,965 shares of common stock for cash at $1.50 per share to eleven investors for aggregate proceeds of $876,054.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

Overview

The Company acquired the JWS technology in its final stages of prototype development from Global Power & Water, Inc. ("Global") in fiscal 2000 in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the production of a fully working prototype of the JWS which is ready for large scale production and deployment in commercial applications.

At December 31, 2003 a total of 5,000,000 shares of common stock have been issued to Global, following the successful independent testing of the JWS. The final 1,000,000 were issued in the first quarter of 2004. The acquisition of JWS from Global was accounted for as a purchase of an asset for stock.

Management's goal was to keep costs to a minimum until the JWS was ready for commercial development. The development activities for the JWS were as follows:

         1) production of the first pilot demonstration version of the JWS, which was expected to be available in the fall of 2001; it was completed in early 2002;
         2) testing of the JWS by SIMTARS, a division of the Queensland Department of Mines and Natural Resources;
         3) began demonstrations to parties that would have a need for the JWS; this was achieved and continues;
         4) work with Global to continue to improve and modify the JWS; this continues;
         5) initiate contract discussions for the JWS; discussions with interested parties were held and continue; and,
         6) seek out potential joint venture partners to market the JWS to selective industries and territories. While it was expected that the JWS would be ready to market beginning in the fall of 2001, that process commenced in 2002 and continues into 2004. There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.

Plan of Operations for the Twelve Months Ending December 31, 2004.
------------------------------------------------------------------

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, engaging an independent advisor in regard to remuneration for officers and directors, reviewing the by-laws and all SEC regulatory and compliance issues, preparing a mission statement and corporate value statement, assessing the financing requirements. Management believes that further funds will be required to continue marketing the JWS and to commence manufacturing. We intend to conduct a further offering in the first quarter of 2004. Management believes it will be able to raise sufficient funds to enable the Company to bring the JWS to market and generate revenue.

RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until December 31, 2003 was $3,427,332. Our net loss for the fiscal years ended December 31, 2003 and 2002 were $1,106,906 and $662,710, respectively. However the accumulated loss to date includes a $1,000,000 loss on impairment of intellectual property, which had been obtained by the issuance of Company stock and no cash outlay was required.

Our marketing, general and administrative expenses from inception (April 26, 2000) until December 31, 2003 were $1,459,861. Our marketing, general and administrative expenses for the fiscal years ended December 2003 and 2002 were $1,002,945 and $276,619 respectively. The 2003 expense increased approximately $726,326 (250%) over 2002 expenses due to increases of approximately $21,000 for directors insurance, $167,000 in consulting financial fees due to payment of services in common stock valued at $190,000, $96,000 in total travel expenses due to increased sales efforts in Australia and the United States and management, consultants and new directors travel to Australia to review the progress being made on product development and potential sales, $29,000 in rents due to increase of office space in Australia, $10,000 in telephone expense because of increased sales and marketing activities, $32,000 in wages expense due to hires in Australia, $21,000 in auditing and accounting fees due to required SEC filings and added Australia accounting costs, $68,000 fees and expenses related to funding for the Company's operations in the last quarter of fiscal 2003, and a general increase in all other expenses due to the Company's increased sales and marketing activity.

Our research and development expenses from inception (April 26, 2000) until December 31, 2003 were $984,988 all of which was incurred in the years ended December 31, 2003, 2002 and 2001. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of $664,988 for purchases of materials and equipment to develop a prototype of the water purification machine and $320,000 consisted of payments to Global Power & Water, Inc.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of the end of the reporting period, the Company had $579,939 in cash.

From the inception of the Company, through December 31, 2003, net cash used in operations of $2,201,686, and net cash used in investing activities of $44,163 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $2,458,054 and a loan from a shareholder in the amount of $300,000.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index and follow this page.

Independent Auditors' Report of MENDOZA BERGER & COMPANY, LLP

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statement of Operations for the years ended December 31, 2003 and 2002, and from Inception of Development Stage to December 31, 2003

Consolidated Statement of Stockholders' Equity (Deficit) from Inception of Development Stage to December 31, 2003

Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002,and from Inception of Development Stage to December 31, 2003

Notes to Consolidated Financial Statements

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                (CONSOLIDATED)


                                TABLE OF CONTENTS

Independent Auditors' Report                                                 18

Consolidated Balance Sheets                                                  19

Consolidated Statement of Operations                                         20

Consolidated Statement of Changes in Stockholders' Equity                    21

Consolidated Statement of Cash Flows                                         22

Notes to Consolidated Financial Statements                                   23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Aqua Dyne, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aqua Dyne, Inc. (a Delaware Corporation) and subsidiary as of December 31, 2003 and 2002, and the related consolidated statement of operations, stockholders' equity, and cash flows for the years then ended and from inception (April 26, 2000) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aqua Dyne, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended and from inception (April 26, 2000) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (April 26, 2000) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Mendoza Berger & Company, LLP



Irvine, California
March 26, 2004

                                   AQUA DYNE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATERD BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                               ASSETS


                                                           DECEMBER 31, 2003      DECEMBER 31, 2002
                                                           ------------------     ------------------
Current assets:
    Cash                                                   $         579,939      $         237,323
    Prepaid expenses                                                  28,331                  9,965
                                                           ------------------     ------------------

     Total current assets                                            608,270                247,288
                                                           ------------------     ------------------

Property and equipment, net                                           33,271                 26,025

Intellectual property, net of amortization                             3,287                  3,487
                                                           ------------------     ------------------
     Total assets                                          $         644,828      $         276,800
                                                           ==================     ==================


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $          51,722      $          10,576
    Shareholder loans                                                300,000                     --
                                                           ------------------     ------------------

     Total current liabilities                                       351,722                 10,576
                                                           ------------------     ------------------

Commitments                                                              --                     --

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares
      authorized; 7,865,985 and 7,232,000 shares issued
      and outstanding at December 31, 2003 and December
       31, 2002, respectively                                          7,866                  7,232
    Additional paid-in capital                                     3,644,838              2,579,418
    Common stock subscribed (29,400 shares)                           44,097                     --
    Deficit accumulated during development stage                  (3,427,332)            (2,320,426)
    Accumulated other comprehensive income                            23,637                     --
                                                           ------------------     ------------------

     Total stockholders' equity                                      293,106                266,224
                                                           ------------------     ------------------

     Total liabilities and stockholders' equity            $         644,828      $         276,800
                                                           ==================     ==================

              The accompanying notes are an integral part of these financial statements

                                                 19

                                               AQUA DYNE, INC. AND SUBSIDIARY
                                               (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------

                                                                                                         CUMULATIVE AMOUNTS
                                                                                                           FROM INCEPTION
                                                                 FOR THE YEAR         FOR THE YEAR         (APRIL 26, 2000)
                                                                     ENDED                ENDED               THROUGH
                                                               DECEMBER 31, 2003    DECEMBER 31, 2002     DECEMBER 31, 2003
2003
                                                               ------------------   ------------------   ------------------
Operating expenses:
    General and administrative                                 $       1,002,945    $         276,619    $       1,459,861
    Research and development                                             103,604              387,098              984,988
    Impairment loss on intellectual property                                  --                   --            1,000,000
                                                               ------------------   ------------------   ------------------

Total operating expenses                                               1,106,549              663,717            3,444,849
                                                               ------------------   ------------------   ------------------

Loss from operations                                                  (1,106,549)            (663,717)          (3,444,849)

Interest (expense)                                                          (644)                  --                 (644)
Interest income                                                              895                1,007               18,769
Provision for taxes                                                         (608)                   --                (608)
                                                               ------------------   ------------------   ------------------
Net loss                                                       $      (1,106,906)   $        (662,710)   $      (3,427,332)
                                                               ==================   ==================   ==================

Net loss per share                                             $           (0.15)   $           (0.10)
                                                               ==================   ==================

Weighted average number of common shares outstanding                   7,343,699            6,838,260
                                                               ==================   ==================

                         The accompanying notes are an integral part of these financial statements

                                                             20

                                                 AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during                         Total
                                Shares       value          paid-in       Shares      development    Comprehensive  stockholders'
                                issued       $0.001         capital     subscribed       stage          income         equity
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at inception-
April 26, 2000                        --   $        --   $        --   $        --    $        --    $        --            --

Issuance of stock for
intellectual property          4,000,000         4,000            --            --             --             --          4,000

Issuance of stock to
directors                        650,000           650            --            --             --             --            650

Net loss                              --            --            --            --        (18,973)            --        (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --        (14,323)

Issuance of stock for cash       997,000           997       996,003            --             --             --        997,000

Issuance of stock for
intellectual property          1,000,000         1,000       999,000            --             --             --      1,000,000

Net loss                              --            --            --            --     (1,638,743)            --     (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --        343,934

Issuance of stock for cash       585,000           585       584,415            --             --             --        585,000

Net loss                              --            --            --            --       (662,710)            --       (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --        266,224

Issuance of stock for cash       583,985           584       875,470            --             --             --        876,054

Issuance of stock for
services                          50,000            50       189,950            --             --             --        190,000

Common stock subscribed
(29,400 shares)                       --            --            --        44,097             --             --         44,097

Net loss                              --            --            --            --     (1,106,906)            --     (1,106,906)

Adjustment for foreign
currency translation                  --            --            --            --             --         23,637         23,637
                                                                                                                    ------------
Comprehensive loss                    --            --            --            --             --             --     (1,048,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------

Balance December 31, 2003      7,865,985   $     7,866   $ 3,644,838   $    44,097    $(3,427,332)   $    23,637    $   293,106
                             ============  ============  ============  ============   ============   ============   ============

                            The accompanying notes are an integral part of these financial statements

                                                               21

                                           AQUA DYNE, INC. AND SUBSIDIARY
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                                 CUMULATIVE AMOUNTS
                                                                                                        FROM
                                                                                                     INCEPTION
                                                      FOR THE YEAR          FOR THE YEAR          (APRIL 26, 2000)
                                                          ENDED                ENDED                 THROUGH
                                                    DECEMBER 31, 2003     DECEMBER 31, 2002      DECEMBER 31, 2003
                                                   ------------------     ------------------     ------------------
Cash flows from operating activities:
   Net loss                                        $      (1,106,906)     $        (662,710)     $      (3,427,332)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                              6,471                  3,987                 11,605
    Impairment of intellectual property                           --                     --              1,000,000
    Shares issued for services                               190,000                     --                190,650
Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                  (18,366)               114,385                (28,331)
    Increase (decrease) in accounts payable                   41,146                  3,935                 51,722
                                                   ------------------     ------------------     ------------------

       Net cash used in operations                          (887,655)              (540,403)            (2,201,686)
                                                   ------------------     ------------------     ------------------

Cash flows used by investing activities:
    Acquisition of fixed assets                              (13,517)                (4,901)               (44,163)
                                                   ------------------     ------------------     ------------------

        Net cash used by investing activities                (13,517)                (4,901)               (44,163)
                                                   ------------------     ------------------     ------------------

Cash flows from financing activities:
    Issuance of common stock                                 876,054                585,000              2,458,054
    Loans from shareholder                                   300,000                     --                300,000
    Stock subscribed                                          44,097                     --                 44,097
    Comprehensive gain on translation                         23,637                     --                 23,637
                                                   ------------------     ------------------     ------------------

        Net cash from financing activities                 1,243,788                585,000              2,825,788
                                                   ------------------     ------------------     ------------------

Net increase in cash                                         342,616                 39,696                579,939

Cash, beginning of period                                    237,323                197,627                     --
                                                   ------------------     ------------------     ------------------

Cash, end of period                                $         579,939      $         237,323      $         579,939
                                                   ==================     ==================     ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property    $              --      $              --      $       1,004,000
                                                   ==================     ==================     ==================

    Issuance of stock to directors for services    $              --      $              --      $             650
                                                   ==================     ==================     ==================

    Issuance of stock for services                 $         190,000      $              --      $         190,000
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

                     The accompanying notes are an integral part of these financial statements

                                                         22

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND HISTORY
   ------------------------

         Aqua Dyne, Inc. (the Company), a Delaware Corporation, was incorporated on April 26, 2000. On June 8, 2000, the Company acquired water purification technology, which removes impurities from water in great volume. The Company intends to sell or otherwise provide on a revenue-producing basis, systems, which will allow customers to purify water at the source. The Company has completed its prototype units and is in the process of marketing and selling a commercial product.

         The Company has been in the development stage since its inception, April 26, 2000. It is primarily engaged in raising capital and developing a marketable commercial water purification product.

         Aqua Dyne Australia Pty Ltd. (a wholly owned subsidiary) was formed in December 2002. During the year it worked in tandem with the Company in marketing the JWS in Australia.


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

         INTELLECTUAL PROPERTY
         ---------------------

         The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. Amortization expense charged to operations for the years ended December 31, 2003 and 2002 was $200 for each year, respectively, and $713 through the period from inception through December 31, 2003.

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

         FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The Company translates the foreign currency financial statements of its foreign operations in accordance with Generally Accepted Accounting Principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations. The translation exchange gain for the year ended December 31, 2003 was $23,637.

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         FASB issued in August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 for the year ended December 31, 2001, in accordance with SFAS 121, which was superceded by SFAS 144.

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

4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                        DECEMBER 31, 2003     DECEMBER 31, 2002
                                        -----------------     -----------------

         Vehicle                        $         23,342      $         23,342
         Computers                                 7,304                 7,304
         Office furniture and equipment           13,517                    --
                                        -----------------     -----------------

                                                  44,163                30,646
         Accumulated depreciation                (10,892)               (4,621)
                                        -----------------     -----------------

                                        $         33,271      $         26,025
                                        =================     =================

         Depreciation expense for the years ended December 31, 2003 and 2002 was $6,271 and $3,787, respectively.

5. INTELLECTUAL PROPERTY
   ---------------------

         On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of restricted common stock valued at $4,000 for the purchase of this technology. In addition, the agreement called for the Company to issue 1,000,000 shares when the technology has reached a point of technological feasibility. Also, the Company will issue an additional 1,000,000 restricted shares when Global has produced a fully working prototype of the JWS which is ready for large scale production and deployment in commercial applications. The second installment of the restricted shares was issued in January 2001. The final installment was issued in the first quarter of 2004.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. INTELLECTUAL PROPERTY (Continued)
   ---------------------

         In addition, the Company entered into an agreement with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company now pays annual payments of $100,000 until the Company has secured its first contract. The payment will increase to $120,000 per year thereafter. The Company has paid $100,000 and $387,098 to Global during the years ended December 31, 2003 and 2002, respectively, and $981,384 from inception (April 26, 2000) through December 31, 2003 in accordance with its development agreement.

         As of December 31, 2003 and 2002, Global owned 28% and 41%, respectively of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant influence over the Company.

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

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6. CAPITAL STOCK (Continued)
   -------------

         COMMON STOCK (Continued)
         ------------

         In February 2001, the Company issued 997,000 shares of common stock under Regulation D, Rule 540, at $1.00 per share for $997,000.

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

         During the year ended December 31, 2003, the Company issued 583,985 shares of common stock for cash at $1.50 per share $876,054.

         In November 2003, the Company issued 50,000 shares of common stock in payment for services, which it valued at fair market value at the date of issuance for $190,000.

7. INCOME TAXES
   ------------

         The components of the deferred tax asset is as follows:

                                            DECEMBER 31, 2003  DECEMBER 31, 2002
                                            -----------------  -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $       917,000   $        524,000

         Valuation allowance                        (917,000)          (524,000)
                                            -----------------  -----------------

         Net deferred tax assets            $             --   $             --
                                            =================  =================

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. INCOME TAXES (Continued)
   ------------

         The Company had available approximately $1,933,000 and $1,317,000 of unused Federal and state net operating loss carry-forwards at December 31, 2003 and 2002, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2023 and 2015 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss Carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                        DECEMBER 31, 2003    DECEMBER 31, 2002
                                                        -----------------    -----------------
         Statutory federal tax  (benefit) rate                   (18.93)%             (34.00)%
         Statutory state tax  (benefit) rate                      (3.25)%              (5.83)%
         Statutory foreign tax (benefit) rate                    (13.30)                  --
                                                        -----------------    -----------------

         Effective tax rate                                      (35.48)%             (39.83)%

         Valuation allowance                                      35.40%               39.83%
                                                        -----------------    -----------------

         Effective income tax rate                                 0.00%                0.00%
                                                        =================    =================

8. STOCK OPTION PLAN
   -----------------

         On June 6, 2002, the Company adopted a stock option plan (amended and restated in 2003) under which 1,000,000 shares of common stock are available for issuance with respect to employees and service providers of the Company. The options may be exercised at not less than 100% of the fair market value of the shares or 110% if the person is an affiliate Of the Company on the date of grant. The options expire after 10 years or 5 years from the date of grant if the person is an affiliate of the Company. The options are exercisable ratably over a 5 year period when granted and are subject to restrictions on transfer, during the term of the option. The plan terminates 10 years from the date of adoption.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8. STOCK OPTION PLAN (Continued)
   -----------------

         The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the year ended December 31, 2003.

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                               ---------------  ----------------

         Options outstanding at June 6, 2002               --   $            --
         Granted during the year                      200,000              1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2002             200,000   $          1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2003             200,000   $          1.05
                                               ===============  ================

         40,000 stock options were exercisable as of December 31, 2003.


         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2003

         Outstanding options:
             Number outstanding                                    $    200,000
             Weighted average exercise price                               1.05
             Weighted average remaining contractual life in years          8.42

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date, net loss and loss per share would have been increased to the following pro forma amounts shown below:

                                                   2003                2002
                                              -------------        -------------
         Pro forma:
             Net loss                         $ (1,194,554)        $   (686,702)
             Loss per share:
                 Basic and diluted            $      (0.16)        $      (0.10)

         The fair value of the options granted during 2003 and 2002 was $3.69 and $1.13 respectively. The fair value of each option grant was estimated on the date of the grant using the Black-Scholes Option Pricing Module, using the following assumptions:

                                                      2003           2002
                                                  -----------    -----------

         Risk-free interest rate                       3.22%          2.09%
         Expected life in years                        8.42           9.42
         Expected volatility                              0%             0%
         Expected dividend yield                          0%             0%

9. SHAREHOLDER LOANS
   -----------------

         The Company has borrowed $300,000 from a shareholder. The loan bears no interest rate and is due on demand. The loan can be converted into shares of common stock. The conversion ratio is the principal balance of the loan divided by the current market price of the Company's common stock on the conversion date.

10. SEGMENT INFORMATION
    -------------------

         The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company's marketing and research and development activity is administered in two operating segments: United States and Australia.

                                 United States    Australia
                                 -------------    ---------

Net Loss                 2003      $ 719,760      $ 387,146
                         2002      $ 662,085      $     625
                         -----------------------------------
Long lived assets (net)  2003      $  19,717      $  13,554
                         2002      $  23,789      $   2,236
                         -----------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME        AGE   POSITIONS WITH THE COMPANY
    ----        ---   --------------------------
Greg Paxton           Interim Chief Executive Officer, Chief Financial Officer
                      and Director

John Ritter     49    Director and former President

John Henderson  50    Former Chief Executive Officer, former Chief Financial
                      Officer and former Director
Jim Ziglar      58    Former Chairman of the Board of Directors

Steve Symms     65    Former Secretary and Treasurer and Director

James Wilson    51    Managing Director of Aqua Dyne Australia and former
                      Director

Greg Paxton - Interim CEO, CFO and Director of the Company since April 5, 2004. Mr. Paxton has been a consultant to the Company since its inception. Mr. Paxton is the controlling shareholder and President of Global Power and Water, Inc. He is an engineering specialist experienced in consulting to local, State and Federal governmental agencies on liquid waste management and problems associated with polluted liquids. His company has been a contract auditor for several coal mining companies examining internal compliance for the regulatory authorities on environmental emissions.

John A. Ritter - Director and former President. Mr. Ritter has been a director and president of the Company since May 2000. Mr. Ritter resigned as the Company's principal executive officer as of April 5, 2004. He is the owner and president of Alloy Products Inc, a liason between foundries and manufacturers and is part owner of a modern foundry and machining facility in Arizona. Mr. Ritter has not been notified of nor attended any of the Board of Directors' meetings during the period from January, 2004 through March, 2004.

John Henderson - CEO, CFO and Director until April 2, 2004. Mr. Henderson has been a director of the Company Since August, 2001 and the Company's CEO and CFO since January 2002. He has also been a Director of Aqua Dyne Australia Pty Ltd. Mr. Henderson is a lawyer who, before joining the Company, operated his own legal firm since 1989 and has practiced in the areas of commercial litigation, property law and finance law. He has represented clients from Malaysia, Singapore, New Zealand, Japan and Indonesia in relation to their property/finance dealings in Australia as well as Australian businesses in their international trading.

James W. Ziglar - Chairman of the Board and Director of the Company from December 1, 2003 until April 2, 2004. Mr Ziglar was formerly a Managing Director of a Wall Street firm and also practiced law early in his career. He also served as U.S. Assistant Secretary of the Interior for Water and Science, and U.S. Senate Sergeant at Arms and Commissioner of the U.S. Immigration and Naturalization Services. He is presently Distinguished Visiting Professor of Law at the George Washington University Law School, a Board Member of the U.S. National Water Resources Association, and a member of the Advisory Board of the Division of Earth and Life Studies of the U.S. National Academy of Sciences.

Steve Symms - Director and officer of the Company since December 1, 2003 until April 2, 2004. Mr Symms is a retired Republican U.S. Senator from Idaho and former Member of the U.S. House of Representatives. Senator Symms served on the Senate Environment Committee, Budget Committee, Armed Services Committee and the Senate/House Joint Economic Committee. In the House of Representatives, he served on the Resources Committee and the Agricultur Committee. He is presently a partner in a Washington-based consulting firm which specializes in business to government relations.

James C. Wilson - Director of the Company from December 1, 2003 until April 2, 2004. Mr Wilson was appointed as manager of Aqua Dyne Inc's wholly owned subsidiary Aqua Dyne Australia Pty Ltd in November 2003. He is a former Chief Executive Officer of Queensland Diagnostic Imaging Pty Ltd, a premier radiology firm in Australia. He was Chief Financial Officer of QIW Ltd, a national wholesaler and was a managing partner of a law firm in Australia.

         All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the Board of Directors.

         All directors are reimbursed for out-of-pocket expenses, if any, in connection with attendance at Board of Directors' meetings. Non-employee directors presently do not receive any compensation for serving in such capacity. A stock or stock option plan for Directors is under consideration.

         In view of the recent resignation of the four directors, the Company no longer has standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

        The Company has not adopted yet the code of ethics for its Chief Executive Officer and Chief Financial Officer, but intends to adopt the code of ethics at its meeting of the Board of Directors in the near future.

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

         Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2003 and thereafter, the Company believes that, during the Company's 2003 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with, except that some of the filings under Section 16(a) were filed late.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2003, by our Chief Executive Officer and other covered persons:

                           SUMMARY COMPENSATION TABLE

Name and Principal                                                Restricted
    Position           Year        Salary     Bonus     Other        Stock
                                     ($)       ($)       ($)      Award(s)($)

John Henderson         2003       $   --    $    --   $ 106,000    $    --
former CEO & Chief
Financial              2002       $   --    $    --   $  93,500    $    --
Officer

         Mr. Henderson's original involvement was as Chief International Legal Counsel and as a consultant to the Company. His role has changed as the Company has evolved. During the fiscal year 2003, Mr. Henderson carried out duties as CEO, CFO, and Chief International Legal Counsel. His compensation includes a contribution to his rent in the United States, family relocation and the use of a car owned by the Company.

         There are no employment agreements in place with the Company at this time. Mr. Wilson's employment agreement is with our wholly owned subsidiary Aqua Dyne Australia.

         In August 2000, Mr. Ritter was issued 25,000 restricted shares at par value by the Company for his agreement to serve on the Board of Directors of the Company. In May, 2002, Messrs. Ritter and Henderson were each granted an option to purchase 100,000 shares of the Company's common stock for their respective services to the Company. The exercise price of Mr. Henderson's option is $1.00 per share. The exercise price of Mr. Ritter's option is $1.10 per share.


Consulting Agreements
---------------------

The Company entered into an agreement with Global Power & Water, Inc. to assist the Company and to provide consulting services with respect to further development of the prototype of the JWS technology. The Company paid Global $80,000 per annum until a marketable prototype was developed. Once the prototype satisfied independent testing, the annual payments were increased to $100,000.When the Company has secured its first commercial contract, the payment will increase to $120,000. The term of the agreement is for five years.

The consulting agreements with Aqua Dyne Australia are listed under the heading "Employees" on page 9.

Consulting Agreements
---------------------

The Company Board of Directors adopted its 2002 Stock Option Plan ("Plan") in May 2002, which was subsequently restated and amended to add stock awards in October, 2003. The Plan provides for the issuance of up to 1,000,000 shares of common stock. The Company issued a total of 200,000 options to its former officers and directors, and 50,000 shares of common stock to a business consultant. The Plan has not been approved by the Company's shareholders as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2003 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all Officers and Directors on December 31, 2003, there were 7,865,985 shares of common stock outstanding.

                           Amount and Nature of
        Name              Beneficial Ownership (1)          Percent of Ownership
        ----              ----------------------            --------------------

 Global Power
 and Water, Inc. (2)            2,237,680                          28%
 4535 West Sahara Ave.             Direct
 Suite 665
 Las Vegas Nevada

 Greg Paxton (2)(3)             2,237,680                          28%
 Interim CEO, CFO                Indirect
 and Director

 Maxwell Damian Conrad            570,000                           7%
 and Cleo Sonia Conrad             Direct
 15 Albert Ave., Suite 374
 Broadbeach, QLD, Australia

 John Ritter (3)(4)               144,200                           2%
 Director                          Direct

 John Henderson (3)(4)            100,000                           1%
 former CEO and Director           Direct

 Jim Zigler (3)                     1,000
 former Director                   Direct

 Steve Symms (3)                        0
 former Director

 Jim Wilson (3)(5)                      0
 former Director

  ALL OFFICERS AND DIRECTORS     2,381,880                           30%
  AS A GROUP (5 PERSONS)
----------------------------

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

(2) Global Power and Water, Inc., a Nevada corporation ("Global") has been issued the final installment 1,000,000 shares pursuant to the agreement to assign the JWS technology to the Company. Global is beneficially owned and controlled by Greg Paxton, the Company's interim CEO and CFO. The number of shares held by Global as of April 7, 2004 was 3,237,680.

(3) C/o Company's address: 895 Dove Street, Third Floor Newport Beach, California 92660.

(4) Excludes stock options held by Mr. Henderson and Mr. Ritter. Mr. Henderson and Mr. Ritter have options to purchase 100,000 shares of common stock of the Company at an exercise price of $1.10 and $1.00 per share, respectively. Also excludes 36,000 shares held by Mr. Henderson's wife, which he disclaims beneficial ownership of.

(5) Excludes a right to 100,000 options pursuant to Mr. Wilson's employment Contract. Also excludes 50,000 shares held by Mr. Wilson's wife, which he disclaims beneficial ownership of.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 8, 2000 the Company entered into two agreements with Global Power and Water, Inc., a Company owned by Greg Paxton, a consultant to and majority shareholder of the Company. Global assigned its rights to the JWS, including patent rights and in exchange received 4,000,000 shares. Global received an additional 1,000,000 shares upon successful completion of independent testing and will receive another 1,000,000 shares when the Company receives from Global a fully working prototype which is ready for large scale production. That final installment was made in the first quarter of 2004.

         A five year agreement relating to technical assistance was also signed with Global. Global received $80,000 per year until the prototype passed the test requirements and is now receiving $100,000 per year until the Company signs its first commercial sales contract, at which time the annual amount will increase to $120,000.

         On August 15, 2000, the Company issued 25,000 restricted shares at par value to each of the two Directors. On April 26, 2000, the Company issued 600,000 restricted shares to a former Company's director and incorporator, valued at par value.

         In October, 2003, John Henderson, the Company's CEO, CFO, and Director received 100,000 shares of the Company's common stock from the Company's majority shareholder for legal and consulting services rendered in 2001 to such shareholder, valued at $10,000.

         The Company has borrowed $300,000 from its majority shareholder. The loan bears no interest rate and is due on demand. The loan can be converted into shares of common stock. The conversion ratio is the principal balance of the loan divided by the average market price of the Company's common stock on the conversion date.

         It is the Company's current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                    Description
--------------                    -----------

3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1                 Form of the Stock Certificate*

4.2 Form of Subscription Agreement executed by investors in the Private Placement*

10.1                Deed of Agreement for Assignment of Intellectual Property*

10.2                Agreement for Performance of Services by Independent
                    Contractor*

10.3                Employment Agreement with James Wilson

10.4                Promissory Note to Global Power & Water, Inc.

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.


ITEM 14.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

AUDIT FEES: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $7,700 and $5,000 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2002 and 2001, respectively.

ALL OTHER FEES: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $11,000 and $6,600 for professional services rendered in connection with the reviews of the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB and the March 31, 2002,June 30, 2002 and September 30, 2002, Forms 10-QSB, respectively.

Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 12, 2004                AQUA DYNE, INC.

                                       By: /s/ Greg Paxton
                                           -------------------------------------
                                           Greg Paxton
                                           Chief Executive Officer and Chief
                                           Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                              TITLE                              DATE
    ---------                              -----                              ----

/s/ Greg Paxton            Chief Executive Officer and                    April 12, 2004
Greg Paxton                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Greg Paxton            Chief Financial Officer (PRINCIPAL             April 12, 2004
Greg Paxton                    FINANCIAL OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)
