Form 10QSB
period 2004-03-31
AQUA DYNE INC
filed 2004-05-18
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly report filed under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2004

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of March 31, 2004, there were 8,891,995 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                             TABLE OF CONTENTS PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statement of Stockholders' Equity                       5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

Item 3. Controls and Procedures                                               9

PART II. OTHER INFORMATION                                                   10
Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   11


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                   MARCH 31, 2004  DECEMBER 31,
                                                                     UN-AUDITED        2003
                                                                    ------------   ------------
Current assets:
    Cash                                                            $   120,718    $   579,939
    Prepaid expenses                                                     56,219         28,331
                                                                    ------------   ------------

     Total current assets                                               176,937        608,270
                                                                    ------------   ------------

Property and equipment, net                                              38,937         33,271

Intellectual property, net of amortization                                3,237          3,287
                                                                    ------------   ------------

     Total assets                                                   $   219,111    $   644,828
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    32,261    $    51,722
    Shareholder loans                                                   300,000        300,000
                                                                    ------------   ------------

     Total current liabilities                                          332,261        351,722
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      8,891,995 and 7,865,985 shares issued and outstanding at
      March 31, 2004 and December 31, 2003, respectively                  8,892          7,866
    Additional paid-in capital                                        6,982,827      3,644,838
    Common stock subscribed (3,388 and 29,400 shares at
      March 31, 2004 and December 31, 2003, respectively)                 5,082         44,097
    Deficit accumulated during development stage                     (7,168,438)    (3,427,332)
    Accumulated other comprehensive income                               58,487         23,637
                                                                    ------------   ------------

     Total stockholders' equity (deficit)                              (113,150)       293,106
                                                                    ------------   ------------

     Total liabilities and stockholders' equity                     $   219,111    $   644,828
                                                                    ============   ============

The accompanying notes are an integral part of these financial statements

                                                   3


                                         AQUA DYNE, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------
                                                                                          CUMULATIVE AMOUNTS
                                                                                             FROM INCEPTION
                                                        FOR THE THREE      FOR THE THREE    (APRIL 26, 2000)
                                                         MONTHS ENDED       MONTHS ENDED         THROUGH
                                                        MARCH 31, 2004     MARCH 31, 2003     MARCH 31, 2004
                                                          UN-AUDITED         UN-AUDITED         UN-AUDITED
                                                       ----------------   ----------------   ----------------
Operating expenses:
    General and administrative                         $       416,571    $        62,266    $     1,876,432
    Research and development                                    25,000             64,128          1,009,988
    Impairment loss on intellectual property                 3,300,000                 --          4,300,000
                                                       ----------------   ----------------   ----------------

Total operating expenses                                     3,741,571            126,394          7,186,420
                                                       ----------------   ----------------   ----------------

Loss from operations                                        (3,741,571)          (126,394)        (7,186,420)

Interest income                                                    732              1,236             19,501
Interest expense                                                    --                 --               (644)
Provision for taxes                                               (267)                --               (875)
                                                       ----------------   ----------------   ----------------

Net loss                                               $    (3,741,106)   $      (125,158)   $    (7,168,438)
                                                       ================   ================   ================

Loss per share                                         $         (0.47)   $         (0.02)
                                                       ================   ================
Weighted average number of common shares outstanding         7,945,238          7,232,000
                                                       ================   ================

The accompanying notes are an integral part of these financial statements

                                                           4

                                                 AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during                         Total
                                Shares       value          paid-in       Shares      development    Comprehensive  stockholders'
                                issued       $0.001         capital     subscribed       stage          income         equity
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at inception-April
26, 2000                              --   $        --   $        --   $        --    $        --    $        --    $        --
Issuance of stock for
intellectual property          4,000,000         4,000            --            --             --             --          4,000
Issuance of stock to
directors                        650,000           650            --            --             --             --            650

Net loss                              --            --            --            --         (18,973)            --        (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2000      4,650,000         4,650            --            --         (18,973)            --        (14,323)

Issuance of stock for cash       997,000           997       996,003            --             --             --        997,000

Issuance of stock for
intellectual property          1,000,000         1,000       999,000            --             --             --      1,000,000

Net loss                              --            --            --            --     (1,638,743)            --     (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --        343,934

Issuance of stock for cash       585,000           585       584,415            --             --             --        585,000
Net loss                              --            --            --            --       (662,710)            --       (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --        266,224

Issuance of stock for cash       583,985           584       875,470            --             --             --        876,054

Issuance of stock for
services                          50,000            50       189,950            --             --             --        190,000

Common stock subscribed
(29,400 shares)                       --            --            --         44,097            --             --         44,097

Net loss                              --            --            --             --    (1,106,906)            --     (1,106,906)
Adjust for foreign
currency translation                  --            --            --            --             --         23,637         23,637
                                                                                                                    ------------
Comprehensive loss                    --            --            --            --             --             --     (1,083,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637        293,106

Issued for acquisition of
  Intellectual property        1,000,000         1,000     3,299,000            --             --             --      3,300,000

Stock subscribed issued           26,010            26        38,989       (39,015)            --             --             --

Net loss                              --            --            --            --     (3,741,106)            --     (3,741,106)
Comprehensive gain on translation     --            --            --            --             --          34,850        34,850
                                                                                                                   -------------
Comprehensive loss                    --            --            --            --             --             --     (3,706,256)
                             -----------   ------------  ------------  ------------  -------------   ------------  -------------
                              8,891,995     $    8,892   $ 6,982,827   $     5,082   $ (7,168,438)   $    58,487    $  (113,150)
                             ============  ============  ============  ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements

                                                           5


                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        CUMULATIVE AMOUNTS
                                                                                          FROM INCEPTION
                                                   FOR THE THREE      FOR THE THREE     (APRIL 26, 2000)
                                                    MONTHS ENDED       MONTHS ENDED         THROUGH
                                                   MARCH 31, 2004     MARCH 31, 2003     MARCH 31, 2004
                                                    UN-AUDITED          UN-AUDITED         UN-AUDITED
                                                  ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                       $    (3,741,106)   $      (125,158)   $    (7,168,438)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                           2,441              1,148             14,046
    Impairment of intellectual property                 3,300,000                 --          4,300,000
    Shares issued for services                                 --                 --            190,650
Changes in assets and liabilities:
    Increase in prepaid expenses                          (27,888)           (18,050)           (56,219)
    Increase (decrease) in accounts payable               (19,461)           (10,576)            32,261
                                                  ----------------   ----------------   ----------------

       Net cash used in operations                       (486,014)          (152,636)        (2,687,700)
                                                  ----------------   ----------------   ----------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (8,057)            (2,433)           (52,220)
                                                  ----------------   ----------------   ----------------

        Net cash used by investing activities              (8,057)            (2,433)           (52,220)
                                                  ----------------   ----------------   ----------------

Cash flows from financing activities:
    Issuance of common stock                                39,015                --          2,497,069
    Stock subscribed (issued)                              (39,015)               --              5,082
    Loan from shareholder                                       --                --            300,000
    Comprehensive gain on translation                       34,850                --             58,487
                                                  ----------------   ----------------   ----------------

        Net cash from financing activities                  34,850                --          2,860,638
                                                  ----------------   ----------------   ----------------

Net increase (decrease) in cash                          (459,221)          (155,069)           120,718

Cash, beginning of period                                 579,939            237,323                 --
                                                  ----------------   ----------------   ----------------

Cash, end of period                               $       120,718    $        82,254    $       120,718
                                                  ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $     3,300,000    $            --    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $            --    $            --    $       190,650
                                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements


                          AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2004
                                   UN-AUDITED
--------------------------------------------------------------------------------

1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003.

2.       ISSUE OF COMMON STOCK FOR INTELLECTUAL PROPERTY
         -----------------------------------------------

         The Company acquired the JetWater System in its final stages of prototype development from Global Power & Water, Inc. ("Global") in fiscal year 2000 in exchange for issuance to Global of 6,000,000 shares of common stock, 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued upon the successful demonstration that the JetWater System is ready for large scale production and deployment in commercial operations.

         During the three months ended March 31, 2004 the Company issued 1,000,000 shares of common stock at a par value of $0.001 per share in payment of intellectual property acquired in 2000. Since the fair market value of the stock on the date issued was $3.30 the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment of capital of $3,300,000.

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

Overview of the Company's Business
----------------------------------

Aqua Dyne, Inc. ("Company", "us" or "we") was incorporated and commenced operations on April 26, 2000. The Company was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JetWater System for water purification. This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global"). As a result of the acquisition Global became our controlling shareholder. Following the acquisition of the patent rights and complete ownership of this technology, we have been working to complete development and testing of the JetWater System process. The Company acquired the JetWater System in its final stages of prototype development from Global Power & Water, Inc. ("Global") in fiscal year 2000 in exchange for issuance to Global of 6,000,000 shares of common stock, 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued upon the successful demonstration that the jetwater system is ready for large scale production and deployment in commercial operations.

To date a total of 6,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JetWater System. The acquisition of JetWater System from Global was accounted for as a purchase of an asset for stock.

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the three months ended March 31, 2004, most of the operations were moved to Australian subsidiary where the marketing effort to sell or lease the JetWater System is continuing.

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

Our net loss from inception (April 26, 2000) until March 31, 2004 was $7,168,438. Our net loss for the three months ended March 31, 2004 was $3,741,106 as compared to $125,158 for the three months ended March 31, 2003, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until March 31, 2004 were $1,876,432. Our general and administrative expenses for the three months ended March 31, 2004 were $416,571 as compared to $62,226 for the three months ended March 31, 2003. The increase of $354,000 was due primarily to the increases in the use in Australia of independent contractors $104,000, payroll costs $52,000, rent $20,000, international travel $84,000, and other professional fees of $101,000.

Our research and development expenses from inception (April 26, 2000) until March 31, 2004 were $1,009,988. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the three months ended March 31, 2004 consisted of fees paid to Global $25,000 as compared to $64,128 paid to Global for the three months ended March 31, 2003.

The Company had an impairment loss on intellectual property of $3,300,000 due to the issuance of 1,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000, but is required to value it at the current market price of the stock and is not able to substantiate recovery of the intangible asset.

Liquidity and Capital Resources
-------------------------------

The Company had has cash in banks of $120,718 at March 31, 2004, as compared to cash of $579,939 at December 31, 2003. The decrease in cash $459,221 primarily covered the expenses for the three months ended March 31, 2004.

The Company had negative working capital at March 31, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements and a loan from shareholder.

ITEM 3. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. Based on such evaluation for financial reporting as of March 31, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.

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

4.1                 Form of the Stock Certificate*

4.2 Form of Subscription Agreement executed by investors in the Private Placement*

10.1                Deed of Agreement for Assignment of Intellectual Property*

10.2                Agreement for Performance of Services by Independent
                    Contractor*

10.3                Employment Agreement with James Wilson**

10.4                Promissory Note to Global Power & Water, Inc.**

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-SB. ** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter ended March 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 17, 2004                   AQUA DYNE, INC.

                                       By: /s/ Greg Paxton
                                           -------------------------------------
                                           Greg Paxton
                                           Chief Executive Officer and Chief
                                           Financial Officer