Form 10QSB
period 2004-06-30
AQUA DYNE INC
filed 2004-08-23
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly report filed under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2004

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of June 30, 2004, there were 9,847,753 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                             TABLE OF CONTENTS PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statement of Shareholders' Equity (Deficit)             5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

Item 3. Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                   12
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


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                    JUNE 30, 2004   DECEMBER 31,
                                                                     UNAUDITED        2003
                                                                    ------------   ------------
Current assets:
    Cash                                                            $   442,694    $   579,939
    Accounts receivable miscellaneous                                    28,066             --
    Prepaid expenses                                                     43,829         28,331
                                                                    ------------   ------------
     Total current assets                                               514,589        608,270
                                                                    ------------   ------------
Property and equipment, net of depreciation                              17,694         33,271

Intellectual property, net of amortization                                3,187          3,287
                                                                    ------------   ------------
     Total assets                                                   $   535,470    $   644,828
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    42,792    $    51,722
    Shareholder loans                                                   499,946        300,000
                                                                    ------------   ------------
     Total current liabilities                                          542,738        351,722
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      9,847,753 and 7,865,985 shares issued and outstanding at
      June 30, 2004 and December 31, 2003, respectively                   9,847          7,866
    Additional paid-in capital                                        7,593,981      3,644,838
    Common stock subscribed none and 29,400 shares at
      June 30, 2004 and December 31, 2003, respectively                      --         44,097
    Deficit accumulated during development stage                     (7,624,388)    (3,427,332)
    Accumulated other comprehensive income                               13,292         23,637
                                                                    ------------   ------------
     Total stockholders' equity (deficit)                                (7,268)       293,106
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $   535,470    $   644,828
                                                                    ============   ============

The accompanying notes are an integral part of these financial statements

                                                   3


                                         AQUA DYNE, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                                              CUMULATIVE
                                                                                                             AMOUNTS FROM
                                              FOR THE SIX     FOR THE SIX    FOR THE THREE   FOR THE THREE   APRIL 26, 2000
                                              MONTHS ENDED    MONTHS ENDED   MONTHS ENDED    MONTHS ENDED         TO
                                             JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004
                                             -------------   -------------   -------------   -------------   -------------
Operating expenses:
  General and administrative                 $   847,919    $   175,466    $   431,348    $   113,200    $ 2,307,780
  Research and development                        50,000         93,255         25,000         29,127      1,034,988
  Impairment loss on intellectual property     3,300,000             --             --             --      4,300,000
                                             ------------   ------------   ------------   ------------   ------------
Total operating expenses                       4,197,919        268,721        456,348        142,327      7,642,768

Loss from operations                          (4,197,919)      (268,721)      (456,348)      (142,327)    (7,642,768)

Other income (expense)
  Interest income                                  1,130            336            398             36         19,899
  Interest expense                                    --             --             --             --           (644)
  Provision for taxes                               (267)            --             --             --           (875)
                                             ------------   ------------   ------------   ------------   ------------

Net loss                                     $(4,197,056)   $  (268,385)   $  (455,950)   $  (142,291)   $(7,624,388)
                                             ============   ============   ============   ============   ============

Loss per share - basic and diluted           $     (0.48)   $     (0.04)   $     (0.05)   $     (0.02)
                                             ============   ============   ============   ============
Weighted average number of
 common shares outstanding                     8,669,101      7,232,000      9,393,548      7,232,000
                                             ============   ============   ============   ============



The accompanying notes are an integral part of these financial statements

                                                           4

                                                  AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during                         Total
                                Shares       value          paid-in       Shares      development    Comprehensive  stockholders'
                                issued       $0.001         capital     subscribed       stage          income     equity (deficit)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at inception-April
  26, 2000                            --   $        --   $        --   $        --    $        --    $        --    $        --
Issuance of stock for
  intellectual property        4,000,000         4,000            --            --             --             --          4,000
Issuance of stock to
  directors                      650,000           650            --            --             --             --            650
Net loss                              --            --            --            --        (18,973)            --        (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --        (14,323)
Issuance of stock for cash       997,000           997       996,003            --             --             --        997,000
Issuance of stock for
 intellectual property         1,000,000         1,000       999,000            --             --             --      1,000,000
Net loss                              --            --            --            --     (1,638,743)            --     (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --        343,934
Issuance of stock for cash       585,000           585       584,415            --             --             --        585,000
Net loss                              --            --            --            --       (662,710)            --       (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --        266,224
Issuance of stock for cash       583,985           584       875,470            --             --             --        876,054
Issuance of stock for
  services                        50,000            50       189,950            --             --             --        190,000
Common stock subscribed
  (29,400 shares)                     --            --            --         44,097            --             --         44,097
Net loss                              --            --            --             --    (1,106,906)            --     (1,106,906)
Adjust for foreign
  currency translation                --            --            --            --             --         23,637         23,637
                                                                                                                    ------------
Comprehensive loss                    --            --            --            --             --             --     (1,083,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637        293,106
Issuance of stock for
  intellectual property        1,000,000         1,000     3,299,000            --             --             --      3,300,000
Stock subscribed issued           29,398            29        44,068       (44,097)            --             --             --
Issuance of stock for cash       922,370           922       568,605            --             --             --        569,527
Issuance of stock for services    30,000            30        37,470            --             --             --         37,500
Net loss                              --            --            --            --     (4,197,056)            --     (4,197,056)
Adjustment for foreign
  Currency translation                --            --            --            --             --        (10,345)       (10,345)
                                                                                                                   -------------
Comprehensive loss                    --            --            --            --             --             --     (4,207,401)
                             -----------   ------------  ------------  ------------  -------------   ------------  -------------
Balance June 30, 2004
(unaudited)                    9,847,753    $    9,847   $ 7,593,981   $        --   $ (7,624,388)   $    13,292    $    (7,268)
                             ============  ============  ============  ============   ============   ============   ============


The accompanying notes are an integral part of these financial statements


                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                      CUMULATIVE AMOUNTS
                                                                                        FROM INCEPTION
                                                    FOR THE SIX        FOR THE SIX     (APRIL 26, 2000)
                                                    MONTHS ENDED       MONTHS ENDED         THROUGH
                                                   JUNE 30, 2004      JUNE 30, 2003       JUNE 30, 2004
                                                 ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                       $    (4,197,056)   $      (268,385)   $    (7,624,388)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                           4,507              2,487             16,112
    Impairment of intellectual property                 3,300,000                 --          4,300,000
    Shares issued for services                             37,500                 --            228,150
Changes in assets and liabilities:
    Increase in accounts receivable                       (28,066)                --            (28,066)
    Increase in prepaid expenses                          (15,498)           (10,947)           (43,829)
    Increase (decrease) in accounts payable                (8,930)            14,973             42,792
                                                  ----------------   ----------------   ----------------
       Net cash used in operations                       (907,543)          (261,872)        (3,109,229)
                                                  ----------------   ----------------   ----------------
Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets              11,170            (2,433)           (32,993)
                                                  ----------------   ----------------   ----------------
        Net cash used by investing activities              11,170            (2,433)           (32,993)
                                                  ----------------   ----------------   ----------------
Cash flows from financing activities:
    Issuance of common stock                               613,624                --          3,071,678
    Stock subscribed (issued)                              (44,097)               --                 --
    Loan from shareholder                                  199,946           199,980            499,946
    Comprehensive gain (loss) on translation               (10,345)             (836)            13,292
                                                  ----------------   ----------------   ----------------
        Net cash from financing activities                 759,128           199,144          3,584,916
                                                  ----------------   ----------------   ----------------
Net increase (decrease) in cash                          (137,245)           (65,161)           442,694
Cash, beginning of period                                 579,939            237,323                 --
                                                  ----------------   ----------------   ----------------
Cash, end of period                               $       442,694    $      172,162     $       442,694
                                                  ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $     3,300,000    $            --    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $        37,500    $            --    $       228,150
                                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements


                          AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
         AND CUMMULATIVE FROM INCEPTION (APRIL 26, 2000) TO JUNE 30, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

1.       INTERIM FINANCIAL INFORMATION
         -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 and related footnote information are unaudited. All adjustments
         (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003.

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

         During the six months ended June 30, 2004 the Company issued 1,000,000 shares of common stock at a par value of $0.001 per share in payment of intellectual property acquired in 2000. Since the fair market value of the stock on the date issued was $3.30 per share the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment loss of $3,300,000.

         During the six months ended June 30, 2004 the Company issued 951,768 shares of common stock for cash $613,624 at an average price of $0.64 per share and 30,000 shares of common stock for services $37,500, $1.25 per share.

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the six months ended June 30, 2004, most of the operations were moved to Australian subsidiary where the marketing effort to sell or lease the JetWater System is continuing.

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

Our net loss from inception (April 26, 2000) until June 30, 2004 was $7,624,388. Our net loss for the six months ended June 30, 2004 was $4,197,056 as compared to $268,385 for the six months ended June 30, 2003, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until June 30, 2004 were $2,307,780. Our general and administrative expenses for the six months ended June 30, 2004 were $847,919 as compared to $175,466 for the six months ended June 30, 2003. The increase of $672,453 was due primarily to the increases in the use of independent contractors $55,000, payroll costs $136,000, international travel $102,000, legal fees $70,000, accounting $9,000, office $30,000 and a general increase in all other expenses.

Our research and development expenses from inception (April 26, 2000) until June 30, 2004 were $1,034,988. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the six months ended June 30, 2004 consisted of fees paid to Global $50,000 as compared to $50,000 paid to Global for the six months ended June 30, 2003.

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

Liquidity and Capital Resources
-------------------------------

The Company had has cash in banks of $442,694 at June 30, 2004, as compared to cash of $579,939 at December 31, 2003.

The Company had negative working capital at June 30, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements 3,071,678, loans from shareholders, 499,946 and shares of common stock issued for services $228,150 and intellectual property $4,304,000.

The Company will need to find additional financing in order to continue its efforts to obtain contracts for the sale of it product.


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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-
         During the six months ended this quarter the Company issued 922,370 common shares of stock for $569,527 that is being used for working capital.

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

10.3                Employment Agreement with James Wilson**

10.4                Promissory Note to Global Power & Water, Inc.**

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-SB. ** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K. One report on Form 8-K was filed during the second quarter ended June 30, 2004. Form 8-K dated April 20, 2004 Item 5. Other events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 23, 2004                 AQUA DYNE, INC.

                                       By: /s/ Greg Paxton
                                           -------------------------------------
                                           Greg Paxton
                                           Chief Executive Officer and Chief
                                           Financial Officer