Form 10QSB
period 2004-09-30
AQUA DYNE INC
filed 2004-11-22
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No. 0-32863

                                 Aqua Dyne, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                            33-0922627
           --------                                            ----------
State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization                             Identification Number

              6508 South Ensenada Court, Aurora, Co. 80015
           -----------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (303) 210 8050
                                               --------------
            895 Dove Street, Third Floor, Newport Beach, Ca. 92660
            ---------------------------------------------------------
         Former name, former address and former fiscal year, if changed

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

         As of September 30, 2004, there were 9,903,753 shares of Common Stock, par value $.001 per share, outstanding.

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


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                    SEPTEMBER 30,
                                                                        2004       DECEMBER 31,
                                                                     (UNAUDITED)        2003
                                                                    ------------   ------------
Current assets:
    Cash                                                            $   708,549    $   579,939
    Accounts receivable miscellaneous                                       501             --
    Prepaid expenses                                                     60,446         28,331
                                                                    ------------   ------------
     Total current assets                                               769,496        608,270
                                                                    ------------   ------------
Property and equipment, net of depreciation                              30,914         33,271

Intellectual property, net of amortization                                3,137          3,287
                                                                    ------------   ------------
     Total assets                                                   $   803,547    $   644,828
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    28,655    $    51,722
    Payroll taxes payable                                                 1,215             --
    Shareholder loans                                                   300,000        300,000
                                                                    ------------   ------------
     Total current liabilities                                          329,870        351,722
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      9,903,753 and 7,865,985 shares issued and outstanding at
      September 30, 2004 and December 31, 2003, respectively              9,903          7,866
    Additional paid-in capital                                        7,641,525      3,644,838
    Common stock subscribed (2,004,888 and 29,400 shares at
      September 30, 2004 and December 31, 2003, respectively            890,230         44,097
    Deficit accumulated during development stage                     (8,071,870)    (3,427,332)
    Accumulated other comprehensive income                                3,889         23,637
                                                                    ------------   ------------
     Total stockholders' equity                                         473,677        293,106
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $   803,547    $   644,828
                                                                    ============   ============

The accompanying notes are an integral part of these financial statements

                                            3


                                       AQUA DYNE, INC. AND SUBSIDIARY
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------------------
                                                                                                CUMULATIVE
                                                                    FOR THE        FOR THE     AMOUNTS FROM
                                    FOR THE NINE   FOR THE NINE   THREE MONTHS   THREE MONTHS    APRIL 26,
                                    MONTHS ENDED   MONTHS ENDED       ENDED         ENDED         2000 TO
                                    SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                        2004           2003           2004           2003           2004
                                    ------------   ------------   ------------   ------------   ------------
Operating expenses:
  General and administrative        $ 1,240,390    $   373,950    $   392,531    $   114,378    $ 2,784,357
  Research and development               87,468         78,604         37,468         69,455        988,350
  Impairment loss on
     intellectual property            3,300,000             --             --             --      4,300,000
                                    ------------   ------------   ------------   ------------   ------------
Total operating expenses              4,627,858        452,554        429,999        183,833      8,072,707

Loss from operations                 (4,627,858)      (452,554)      (429,999)      (183,833)    (8,072,707)

Other income (expense)
  Interest income                         2,287            353          1,157             17         21,056
  Interest expense                           --             --             --             --           (644)

  Loss on disposition of assets         (18,700)            --             --             --        (18,700)
  Provision for taxes                      (267)          (608)            --           (608)          (875)
                                    ------------   ------------   ------------   ------------   ------------

Net loss                            $(4,644,538)   $  (452,809)   $  (428,842)   $  (184,424)   $(8,071,870)
                                    ============   ============   ============   ============   ============

Loss per share                      $     (0.51)   $     (0.06)   $     (0.04)   $     (0.03)
                                    ============   ============   ============   ============
Weighted average number of common
  shares outstanding                  9,076,596      7,232,000      9,900,061      7,232,000
                                    ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements

                                                     4

                                                  AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------

                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during                           Total
                                Shares       value          paid-in       Shares      development    Comprehensive   stockholders'
                                issued       $0.001         capital     subscribed       stage          income      equity (deficit)
                             ------------  ------------  ------------  ------------   ------------   ------------   ---------------
Balance at inception-
  April 26, 2000                      --   $        --   $        --   $        --    $        --    $        --    $            --
Issuance of stock for
  intellectual property        4,000,000         4,000            --            --             --             --              4,000
Issuance of stock to
  directors                      650,000           650            --            --             --        --                     650
Net loss                              --            --            --            --        (18,973)            --            (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --            (14,323)
Issuance of stock for cash       997,000           997       996,003            --             --             --            997,000
Issuance of stock for
 intellectual property         1,000,000         1,000       999,000            --             --             --          1,000,000
Net loss                              --            --            --            --     (1,638,743)            --         (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --            343,934
Issuance of stock for cash       585,000           585       584,415            --             --             --            585,000
Net loss                              --            --            --            --       (662,710)            --           (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --            266,224
Issuance of stock for cash       583,985           584       875,470            --             --             --            876,054
Issuance of stock for
  services                        50,000            50       189,950            --             --             --            190,000
Common stock subscribed
  (29,400 shares)                     --            --            --         44,097            --             --             44,097
Net loss                              --            --            --             --    (1,106,906)            --         (1,106,906)
Adjust for foreign
  currency translation                --            --            --            --             --         23,637             23,637
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (1,083,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637            293,106
Issuance of stock for
  intellectual property        1,000,000         1,000     3,299,000            --             --             --          3,300,000
Stock subscribed issued           29,398            29        44,068       (44,097)            --             --                 --
Issuance of stock for cash       978,370           978       616,149            --             --             --            617,127
Issuance of stock for services    30,000            30        37,470            --             --             --             37,500
Common stock subscribed
 (2,004,888)                          --            --            --       890,230             --             --            890,230
Net loss                              --            --            --            --     (4,644,538)            --         (4,644,538)
Adjustment for foreign
  Currency translation                --            --            --            --             --        (19,748)           (19,748)
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (4,664,286)
                             -----------   ------------  ------------  ------------  -------------   ------------   ----------------
Balance September 30, 2004
(unaudited)                    9,903,753    $    9,903   $ 7,641,525   $   890,230   $ (8,071,870)   $     3,889    $       473,677
                             ============  ============  ============  ============  =============   ============   ================

The accompanying notes are an integral part of these financial statements

                                       5

                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                      CUMULATIVE AMOUNTS
                                                                                        FROM INCEPTION
                                                    FOR THE NINE      FOR THE NINE     (APRIL 26, 2000)
                                                    MONTHS ENDED      MONTHS ENDED         THROUGH
                                                 SEPTEMBER 30, 2004 SEPTEMBER 30, 2003 SEPTEMBER 30, 2004
                                                 ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                       $    (4,644,538)   $      (452,809)   $    (8,071,870)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                           7,668              3,604             19,273
    Impairment of intellectual property                 3,300,000                 --          4,300,000
    Shares issued for services                             37,500                 --            228,150
    Disposition of property                                18,700                 --             18,700
Changes in assets and liabilities:
    Increase in accounts receivable                          (501)                --               (501)
    Increase in prepaid expenses                          (32,115)            (6,364)           (60,446)
    Increase (decrease) in accounts payable               (23,076)           (10,576)            28,655
    Increase in payroll taxes payable                       1,215                 --              1,215
                                                  ----------------   ----------------   ----------------
       Net cash used in operations                     (1,335,138)          (466,145)        (3,536,824)
                                                  ----------------   ----------------   ----------------
Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets             (23,861)           (2,433)            (68,024)
                                                  ----------------   ----------------   ----------------
        Net cash used by investing activities             (23,861)           (2,433)            (68,024)
                                                  ----------------   ----------------   ----------------
Cash flows from financing activities:
    Issuance of common stock                              617,127                --           3,119,278
    Stock subscribed                                      890,230                --             890,230
    Loan from shareholder                                      --           300,000             300,000
                                                      ----------------   ----------------   ----------------
        Net cash from financing activities              1,507,357           300,000           4,309,508
                                                  ----------------   ----------------   ----------------
Comprehensive gain (loss) on translation                  (19,748)           (2,836)              3,889
Net increase (decrease) in cash                           128,610          (171,414)            708,549
Cash, beginning of period                                 579,939           237,323                  --
                                                  ----------------   ----------------   ----------------
Cash, end of period                               $       708,549    $       65,909     $       708,549
                                                  ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $     3,300,000    $            --    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $        37,500    $            --    $       228,150
                                                  ================   ================   ================

The accompanying notes are an integral part of these financial statements

                                            6

                          AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
         AND CUMULATIVE FROM INCEPTION (APRIL 26, 2000) TO SEPTEMBER 30, 2004
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL INFORMATION
   -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2003 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2003.

         Certain research and development expenses as of September 30, 2003 have been re-classified to General and administrative expenses to be consistent with the year ended September 30, 2004.

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

         During the nine months ended September 30, 2004 the Company issued 1,000,000 shares of common stock at a par value of $0.001 per share in payment of intellectual property acquired in 2000. Since the fair market value of the stock on the date issued was $3.30 per share the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment of capital of $3,300,000.

         During the nine months ended September 30, 2004 the Company issued 978,370 shares of common stock for cash $617,127 at an average price of $0.63 per share and 30,000 shares of common stock for services $37,500, $1.25 per share.

         During the nine months ended September 30, 2004 the Company has received subscriptions in the amount of $890,230 to buy 2,004,888 shares of common stock($0.44 per share)

3. GOING CONCERN
   -------------

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

         Management believes that actions currently being taken to revise the Company's funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the nine months ended September 30, 2004, most of the operations were moved to Australian subsidiary where the marketing effort to sell or lease the JetWater System is continuing.

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

Our net loss from inception (April 26, 2000) until September 30, 2004 was $8,071,870. Our net loss for the nine months ended September 30, 2004 was $4,644,538 as compared to $452,809 for the nine months ended September 30, 2003, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until September 30, 2004 were $2,784,357. Our general and administrative expenses for the nine months ended September 30, 2004 were $1,240,390 as compared to $373,950 for the nine months ended September 30, 2003. The increase of $866,000 was due primarily to the increases in the use of independent contractors $74,000, payroll costs $206,000, international travel $116,000, legal fees $53,000, office $34,000, insurance $21,000, clerical support $24,000, rent $67,000 and a general increase in all other expenses.

Our research and development expenses from inception (April 26, 2000) until September 30, 2004 were $988,350. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the nine months ended September 30, 2004 $87,468 consisted of fees paid to Global $75,000 and $12,468 in technical study fees as compared to $78,604 for the nine months ended September 30, 2003 consisting of fees paid to Global $75,000 and other materials $3,604.

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

Liquidity and Capital Resources
-------------------------------

The Company had has cash in banks of $708,549 at September 30, 2004, as compared to cash of $579,939 at December 31, 2003.

The Company had negative working capital at September 30, 2004. To date the Company has financed operations by issuance of shares of common stock in private placements $3,119,278, shares subscribed $890,230, loans from shareholders, $300,000 and shares of common stock issued for services $228,150 and intellectual property $4,304,000.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS- During the nine months ended this quarter the Company issued 978,370 common shares of stock for $617,127 that is being used for working capital.

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

Date: November 22, 2004                AQUA DYNE, INC.

                                       By: /s/ Greg Paxton
                                           -------------------------------------
                                           Greg Paxton
                                           Chief Executive Officer and Chief
                                           Financial Officer