Form 10KSB
period 2004-12-31
AQUA DYNE INC
filed 2005-05-26
CIK 1138867

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-32863

                                 AQUA DYNE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                              33-0922627
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

5608 South Ensenada Court, Aurora, Co.                             80015
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number (including area code): (720) 876 0886

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of Class)

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

         The aggregate market value of the voting stock held by non-affiliates 8,446,727 of the registrant as of March 31, 2005 was $13,514,763 based upon the market price of the registrant's Common Stock of $1.60 as of March 31, 2005.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 13,772,647 as of March 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                          12

Item 3.   LEGAL PROCEEDINGS                                                  12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           13

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          14

Item 7.   FINANCIAL STATEMENTS                                               15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             27

Item 8A.  CONTROLS AND PROCEDURES                                            27

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         28

Item 10.  EXECUTIVE COMPENSATION                                             29

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    30

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     30

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   31

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             31

SIGNATURES                                                                   32

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

ADI has developed into an organization which provides cost-effective, ecologically sustainable water cleaning and supply solutions.

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

In order to raise funds necessary to complete these tasks and bring the JWS to market, we completed an offering pursuant to Rule 504 of Regulation D at $1.00 per share for 997,000 shares of our common stock solely to Accredited Investors. As of March 31, 2001, $997,000 was raised on the offering. In fiscal 2002, we raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003, we borrowed $300,000 from our largest shareholder and raised $876,054 in a private placement at $1.50 per share. In fiscal 2004 WE raised $617,127 in private placements.

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

As of March 2004, a total of 6,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JWS. A total of $997,000 (excluding the offering expenses of approximately $30,000) was raised as of March 31, 2001, through the 504 offering. In fiscal 2002, a total of $585,000 was raised by the Company. In fiscal 2003, $920,151 was raised by the Company including $44,097 of subscribed stock. In fiscal 2004, a total of $1,507,357 was raised by the company including $890,230 of subscribed stock. The Board has decided to raise additional funds in the first quarter of 2005. The funds received by us have enabled us to concentrate on bringing the JWS technology to market. As of December 31, 2004, there were 9,903,753 shares of common stock issued and outstanding.

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

JetWater System Overview
------------------------

The JWS technology is used to produce ultra pure water (i.e., distilled water) subject to the assessment of key chemical issues associated with the processing of the feedwater through the JWS. During 2004, we continued research and development activities, resulting in increased efficiencies of the System. That research will continue while the JWS is being marketed, particularly in relation to the ability of the JWS to utilize waste heat from other sources.

The JWS exhibits the following traits: clean combustion, minimal chemicals; 30-40 year life; a small number of moving parts in a self-sustaining system; minimal maintenance and down-time for cleaning; co-generational potential; potential to purify a wide range of feed-water; modular construction (stepped augmentation); up to 99% contaminant removal efficiency; and low level noise impact (< 68 dB);

Being an evaporation based technology, the JWS has the potential to perform well in any filtration separation comparison and salt removal efficiency comparison.

Technical Description of the JetWater System
--------------------------------------------

The JetWater System can produce distilled potable water in large quantities at efficiencies approaching 90% of the gross calorific value of the fuel used in providing the energy required (i.e. electricity off the grid or waste heat from other sources or both).

Sea water or other feedwater in the tubes is heated under pressure to a predetermined temperature above the predetermined boiling point of the feed water. The heated water is then released through pipes into a flash distillation chamber. This flash distillation chamber is maintained at a pressure that allows the feed water to boil (at 98 degrees C or higher).

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

Some Governments are legislating to encourage the development of desalination projects as a means of addressing water supply problems (see US Desalination Coalition Report Feb 2004). Grants to the owners of desalination facilities will offset the energy and other costs required to make drinking water from seawater or brackish ground water.

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

The process water and wastewater treatment industry is fragmented, with numerous regional participants in the United States and in countries throughout the world that are limited in their current geographic focus. This fragmentation is primarily due to local differences in water quality and supply, different levels of demand for water resulting from varying concentrations of industry and population, customer relationships and local governmental regulation. Most participants in the water and wastewater treatment industry provide a limited number of treatment technologies, a limited number of products or services, or focus on a particular industry. The management believes that our process has the following advantages: the JWS can process a wide spectrum of feed-water types; it has low maintenance requirements; it can be assembled, disassembled and re-assembled in a manner which makes it semi-portable; the System has high output that can be optimized by blending with other water; is cost competitive on a whole of life comparison; has a lower volume of waste product than competing technologies, and there are low per gallon processing costs.

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

In November 2003, A managing director was hired to be the Managing Director of Aqua Dyne Australia Pty Ltd (ADA). In December 2004 he resigned and Mr. Paxton was appointed as CEO in January 2005. Since Mr. Paxton's appointment, he has begun building a team of consultants, contractors and full-time employees to develop the operations in the Australian region. Services provided by that team include Sales & Marketing, Project Analysis and Feasibility, Quality & Compliance, Production & Engineering and Office Management.

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

o RISK OF INSUFFICIENT FUNDS FOR OPERATIONS. Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for fiscal 2005 with our current cash reserves, which were obtained from the sale of securities and from cash to be derived from further sales of securities in 2005. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required it will probably be done through the sale of more common shares. If more shares are sold it will further dilute existing shareholders.

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

         SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 2004 there is an aggregate of 9,903,753 shares of Common Stock issued and outstanding. 2,661,239 of such shares are freely tradable in the public market (except by affiliates of the Company) and 7,242,514 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act or pursuant to a Registration Statement filed under the Securities Act. The 9,903,753 shares were issued previously by the Company and are held by 139 beneficial owners.

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

IMPORTANCE OF CERTAIN EMPLOYEES

Our senior officers, and consultants are important to the success of our operations. If Mr. Paxton did not continue in his present role, our prospects may be adversely affected. ADI does not maintain a "key-man" life insurance policy on its principal executive officer.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In fiscal year 2004, the Company moved its office to Aurora, Colorado and functions related to the United States operations are handled by an operations officer out of office space at no cost to the Company.

In fiscal year 2004, Aqua Dyne Australia Pty Ltd rented factory space and offices at Stapylton, Queensland, Australia for $2,500 (Australian dollars) per month.

The JWS testing facility is located on this site where the pilot plant is demonstrated to prospective clients.

In December 2004, ADA rented office space in the central business district of Brisbane, Australia for approximately $6,000 (Australian Dollars) per month. These premises are approximately 25 miles from Stapylton and provide office space for Mr. Paxton and his team. Management considers that these arrangements are adequate to meet the current demands of the business of Aqua Dyne Australia.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol AQDYE.OB in May, 2002. Since May, 2002 our common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* for the quarters ended were:

          Date            High          Low           Close
          ----            ----          ---           -----
          Dec 04          0.85          0.45          0.57
          Sep 04          0.90          0.90          0.90
          Jun 04          0.90          0.90          0.90
          Mar 04          3.25          3.00          3.25

          *The historical chart data is provided by Reuters

The closing price of the Company's commons stock as of March 31, 2005 was $1.60 per share.

During fiscal 2004 the company appointed a new stock transfer agent, Integrity Stock Transfer, Inc., a corporation doing business in Las Vegas, Nevada.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2004, a total of 9,903,753 shares of our common stock were outstanding The number of holders of record of our common stock is estimated to be 139.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTERED SECURITIES

We have issued the following unregistered common stock in the four-year period preceding the date of this filing:

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

During the year ended December 31, 2003, the Company issued and sold in a private placement pursuant to Regulation D of the Securities Act 1933, an aggregate of 583,965 shares of common stock for cash at $1.50 per share to eleven investors for aggregate proceeds of $876,054.

During the year ended December 31, 2004, the Company sold in private placements pursuant to Regulation D of the Securities Act 1933, an aggregate of 978,370 shares of common stock for cash at an average $0.63 per share to four investors for aggregate proceeds of $617,127 and issued 29,398 shares of common stock for $44,097 that had been subscribed in 2003.

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

Management's goal was to keep costs to a minimum until the JWS was ready for commercial development. The development activities for the JWS were as follows:

         1) production of the first pilot demonstration version of the JWS, which was expected to be available in the fall of 2001; it was completed in early 2002;
         2) testing of the JWS by SIMTARS, a division of the Queensland Department of Mines and Natural Resources;
         3) began demonstrations to parties that would have a need for the JWS; this was achieved and continues;
         4) work with Global to continue to improve and modify the JWS; this continues;
         5) initiate contract discussions for the JWS; discussions with interested parties were held and continue; and,
         6) seek out potential joint venture partners to market the JWS to selective industries and territories. While it was expected that the JWS would be ready to market beginning in the fall of 2001, that process commenced in 2002 and continues into 2005. There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.

Plan of Operations for the Twelve Months Ending December 31, 2005.
------------------------------------------------------------------

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, engaging an independent advisor in regard to remuneration for officers and directors, reviewing the by-laws and all SEC regulatory and compliance issues, preparing a mission statement and corporate value statement, assessing the financing requirements. Management believes that further funds will be required to continue marketing the JWS and to commence manufacturing. We intend to conduct a further offering in the first quarter of 2005. Management believes it will be able to raise sufficient funds to enable the Company to bring the JWS to market and generate revenue.

RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until December 31, 2004 was approximately $8,586,000. Our net loss for the fiscal years ended December 31, 2004 and 2003 were approximately $5,159,000 and $1,107,000, respectively. However the accumulated loss to date includes a $4,300,000 loss on impairment of intellectual property and the loss for the year ended December 31, 2004 includes $3,300,000 impairment loss of intellectual property.

Our marketing, general and administrative expenses from inception (April 26, 2000) until December 31, 2004 were approximately $3,200,000. Our marketing, general and administrative expenses for the fiscal years ended December 2004 and 2003 were approximately $1,739,000 and $1,003,000 respectively. The 2004 expense increased approximately $736,000 over 2003 expenses due to increases of approximately $34,000 for directors insurance, $8,000 in total travel expenses, $71,000 in rents due to increase of office space in Australia, $255,000 in wages expense due to hires in Australia to provide marketing and project analyses, $35,000 in auditing and accounting fees due to required SEC filings and added Australia accounting costs, $61,000 in legal fees due to patent filings, $178,000 in contractor expenses related to getting the water processing facility tested and a general increase in all other expenses due to the Company's increased sales and marketing activity in 2004.

Our research and development expenses from inception (April 26, 2000) until December 31, 2004 were approximately $1,097,000. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine and $400,000 consisted of payments to Global Power & Water, Inc.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of the end of the reporting period, the Company had $401,202 in cash.

>From the inception of the Company, through December 31, 2004, net cash used in operations of $3,987,730, and net cash used in investing activities of $80,116 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $3,119,278, subscribed stock of $890,230 and a loan from a shareholder in the amount of $300,000. Of these totals, $617,127 was raised through the sale of stock and $890,230 by subscriptions of stock in the year ended December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index and follow this page.

Independent Auditors' Report of MENDOZA BERGER & COMPANY, LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statement of Operations for the years ended December 31, 2004 and 2003, and from Inception of Development Stage to December 31, 2004

Consolidated Statement of Stockholders' Equity (Deficit) from Inception of Development Stage to December 31, 2004

Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003,and from Inception of Development Stage to December 31, 2004

Notes to Consolidated Financial Statements

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                (CONSOLIDATED)


                                TABLE OF CONTENTS

Independent Auditors' Report                                                 17

Consolidated Balance Sheets                                                  18

Consolidated Statement of Operations                                         19

Consolidated Statement of Changes in Stockholders' Equity                    20

Consolidated Statement of Cash Flows                                         21

Notes to Consolidated Financial Statements                                   22

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Aqua Dyne, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Aqua Dyne, Inc. and subsidiary (a development stage enterprise) (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (April 26, 2000) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Dyne, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended and for the period from inception (April 26, 2000) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (April 26, 2000) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Mendoza Berger & Company, LLP

Irvine, California
May 25, 2005

                                 AQUA DYNE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS


                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2004          2003
                                                                    ------------   ------------
Current assets:
    Cash                                                            $   401,202   $    579,939
    Prepaid expenses                                                     56,961         28,331
                                                                    ------------   ------------
     Total current assets                                               458,163        608,270
                                                                    ------------   ------------
Property and equipment, net of depreciation                              47,000         33,271

Intellectual property, net of amortization                                3,087          3,287
                                                                    ------------   ------------
     Total assets                                                   $   508,250    $   644,828
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    91,201    $    51,722
    Payroll taxes payable                                                 2,300             --
    Shareholder loans                                                   300,000        300,000
                                                                    ------------   ------------
     Total current liabilities                                          393,501        351,722
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      9,903,753 and 7,865,985 shares issued and outstanding at
      December 31, 2004 and December 31, 2003, respectively               9,903          7,866
    Additional paid-in capital                                        7,641,525      3,644,838
    Common stock subscribed, 2,004,888 and 29,400 shares at
      December 31, 2004 and December 31, 2003, respectively             890,230         44,097
    Deficit accumulated during development stage                     (8,586,449)    (3,427,332)
    Accumulated other comprehensive income                              159,540         23,637
                                                                    ------------   ------------
     Total stockholders' equity                                         114,749        293,106
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $   508,250    $   644,828
                                                                    ============   ============


The accompanying notes are an integral part of these financial statements


                                   AQUA DYNE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------
                                                                                          CUMULATIVE AMOUNTS
                                                                                             FROM INCEPTION
                                                         FOR THE YEAR      FOR THE YEAR     (APRIL 26, 2000)
                                                             ENDED            ENDED             THROUGH
                                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                             2004              2003               2004
                                                       ----------------   ----------------   ----------------
Operating expenses:
    General and administrative                         $     1,739,869     $    1,002,945     $    3,199,730
    Research and development                                   112,468            103,604          1,097,456
    Impairment loss on intellectual property                 3,300,000                 --          4,300,000
                                                       ----------------   ----------------   ----------------

Total operating expenses                                     5,152,337          1,106,549          8,597,186
                                                       ----------------   ----------------   ----------------

Loss from operations                                        (5,152,337)        (1,106,549)        (8,597,186)

Interest income                                                 12,187                895             30,956
Loss on disposition of fixed asset                             (18,700)                --            (18,700)
Interest expense                                                    --               (644)              (644)
Provision for taxes                                               (267)              (608)              (875)
                                                       ----------------   ----------------   ----------------

Net loss                                               $    (5,159,117)   $    (1,106,906)   $    (8,586,449)
                                                       ================   ================   ================

Loss per share                                         $         (0.56)   $         (0.15)
                                                       ================   ================
Weighted average number of common shares outstanding         9,281,768          7,343,699
                                                       ================   ================


The accompanying notes are an integral part of these financial statements

                                                  AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during          Other            Total
                                Shares       value          paid-in       Shares      development    Comprehensive   stockholders'
                                issued       $0.001         capital     subscribed       stage          income      equity (deficit)
                             ------------  ------------  ------------  ------------   ------------   ------------   ---------------
Balance at inception-
  April 26, 2000                      --   $        --   $        --   $        --    $        --    $        --    $            --
Issuance of stock for
  intellectual property        4,000,000         4,000            --            --             --             --              4,000
Issuance of stock to
  directors                      650,000           650            --            --             --        --                     650
Net loss                              --            --            --            --        (18,973)            --            (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --            (14,323)
Issuance of stock for cash       997,000           997       996,003            --             --             --            997,000
Issuance of stock for
 intellectual property         1,000,000         1,000       999,000            --             --             --          1,000,000
Net loss                              --            --            --            --     (1,638,743)            --         (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --            343,934
Issuance of stock for cash       585,000           585       584,415            --             --             --            585,000
Net loss                              --            --            --            --       (662,710)            --           (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --            266,224
Issuance of stock for cash       583,985           584       875,470            --             --             --            876,054
Issuance of stock for
  services                        50,000            50       189,950            --             --             --            190,000
Common stock subscribed
  (29,400 shares)                     --            --            --         44,097            --             --             44,097
Net loss                              --            --            --             --    (1,106,906)            --         (1,106,906)
Adjust for foreign
  currency translation                --            --            --            --             --         23,637             23,637
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (1,083,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ----------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637            293,106
Issuance of stock for
  intellectual property        1,000,000         1,000     3,299,000            --             --             --          3,300,000
Stock subscribed issued           29,398            29        44,068       (44,097)            --             --                 --
Issuance of stock for cash       978,370           978       616,149            --             --             --            617,127
Issuance of stock for services    30,000            30        37,470            --             --             --             37,500
Common stock subscribed
(2,004,888)                           --            --            --       890,230             --             --            890,230
Net loss                              --            --            --            --     (5,159,117)            --         (5,159,117)
Adjustment for foreign
  Currency translation                --            --            --            --             --        135,903            135,903
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (5,023,214)
                             -----------   ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2004
                               9,903,753   $     9,903   $ 7,641,525   $   890,230   $ (8,586,449)   $    159,540    $       114,749
                             ============  ============  ============  ============  =============   ============   ================

The accompanying notes are an integral part of these financial statements

                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      CUMULATIVE AMOUNTS
                                                                                        FROM INCEPTION
                                                    FOR THE YEAR      FOR THE YEAR     (APRIL 26, 2000)
                                                        ENDED            ENDED              THROUGH
                                                DECEMBER 31, 2004   DECEMBER 31, 2003  DECEMBER 31, 2004
                                                 ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net loss                                       $    (5,159,117)   $    (1,106,906)   $   (8,586,449)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                           3,724              6,471             15,329
    Impairment of intellectual property                 3,300,000                 --          4,300,000
    Shares issued for services                             37,500            190,000            228,150
    Disposition of property                                18,700                 --             18,700
Changes in assets and liabilities:
    Increase in prepaid expenses                          (28,630)           (18,366)           (56,961)
    Increase (decrease) in accounts payable                39,479             41,146             91,201
    Increase in payroll taxes payable                       2,300                 --              2,300
                                                  ----------------   ----------------   ----------------
       Net cash used in operations                     (1,786,044)          (887,655)        (3,987,730)
                                                  ----------------   ----------------   ----------------
Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets             (35,953)           (13,517)           (80,116)
                                                  ----------------   ----------------   ----------------
        Net cash used by investing activities             (35,953)           (13,517)           (80,116)
                                                  ----------------   ----------------   ----------------
Cash flows from financing activities:
    Issuance of common stock                              617,127            876,054          3,119,278
    Stock subscribed                                      890,230             44,097            890,230
    Loan from shareholder                                      --            300,000            300,000
                                                  ----------------   ----------------   ----------------
        Net cash from financing activities              1,507,357          1,220,151          4,309,508
                                                  ----------------   ----------------   ----------------
Comprehensive gain (loss) on translation                  135,903             23,637            159,540
Net increase (decrease) in cash                          (178,737)           342,616            401,202
Cash, beginning of period                                 579,939            237,323                 --
                                                  ----------------   ----------------   ----------------
Cash, end of period                               $       401,202    $       579,939    $       401,202
                                                  ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $     3,300,000    $            --    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $        37,500    $       190,000    $       228,150
                                                  ================   ================   ================
    Issuance of stock subscribed in 2003          $        44,097                 --                 --
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

         FOREIGN CURRENCY TRANSLATION
         ----------------------------
         The Company translates the foreign currency financial statements of its foreign operations in accordance with Generally Accepted Accounting Principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations. The translation exchange gain for the years ended December 31, 2003 and 2004 was $23,637 and $135,903, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------
         The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------
         FASB issued in August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 and $3,300,000 for the years ended December 31, 2001 and 2004, respectively, in accordance with SFAS 121, which was superceded by SFAS 144.

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

4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                        DECEMBER 31, 2004     DECEMBER 31, 2003
                                        -----------------     -----------------
         Vehicle                        $             --      $         23,342
         Computers                                 7,304                 7,304
         Office furniture and equipment           54,112                13,517
                                        -----------------     -----------------
                                                  61,416                44,163
         Accumulated depreciation                (14,416)              (10,892)
                                        -----------------     -----------------

                                        $         47,000      $         33,271
                                        =================     =================

         Depreciation expense for the years ended December 31, 2004 and 2003 was $3,524 and $6,271, respectively.


5. INTELLECTUAL PROPERTY
   ---------------------

         On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of restricted common stock valued at $4,000 for the purchase of this technology. In addition, the agreement called for the Company to issue 1,000,000 restricted shares when the technology has reached a point of technological feasibility and 1,000,000 restricted shares when Global has produced a fully working prototype of the JWS that is ready for large scale production and deployment in commercial applications. The first 1,000,000 shares were issued in January 2001. The second 1,000,000 shares were issued in March 2004.

         In addition, the Company entered into an agreement with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company now pays annual payments of $100,000 until the Company has secured its first contract. The payment will increase to $120,000 per year thereafter. The Company has paid $100,000 and $100,000 to Global during the years ended December 31, 2004 and 2003, respectively, and $1,006,384 from inception (April 26, 2000) through December 31, 2004 in accordance with its development agreement.

         As of December 31, 2004 and 2003, Global owned 13% and 28%, respectively of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant influence over the Company.

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

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         During the year ended December 31, 2004 the Company issued 1,000,000 shares of common stock in payment of intellectual property and 30,000 shares of common stock for services at the closing stock price on the date of issue, $3,300,000 and $37,500, respectively. The Company issued 978,370 shares of common stock for cash, $617,127 and 29,398 shares of common stock that had been subscribed in 2003, $44,097.

7. INCOME TAXES
   ------------

         The components of the deferred tax asset is as follows:

                                            DECEMBER 31, 2004  DECEMBER 31, 2003
                                            -----------------  -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $     1,622,000   $        917,000

         Valuation allowance                      (1,622,000)          (917,000)
                                            -----------------  -----------------

         Net deferred tax assets            $             --   $             --
                                            =================  =================


         The Company had available approximately $4,573,000 and $1,933,000 of unused Federal and state net operating loss carry-forwards at December 31, 2004 and 2003, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2029 and 2015 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                        DECEMBER 31, 2004    DECEMBER 31, 2003
                                                        -----------------    -----------------
         Statutory federal tax  (benefit) rate                   (18.93)%             (18.93)%
         Statutory state tax  (benefit) rate                      (3.25)%              (3.25)%
         Statutory foreign tax (benefit) rate                    (13.30)              (13.30)%
                                                        -----------------    -----------------

         Effective tax rate                                      (35.48)%             (35.48)%

         Valuation allowance                                      35.48%               35.48%
                                                        -----------------    -----------------

         Effective income tax rate                                 0.00%                0.00%
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

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the years ended December 31, 2004 and 2003.

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                               ---------------  ----------------

         Options outstanding at June 6, 2002               --   $            --
         Granted during the year                      200,000              1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2002             200,000   $          1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2003             200,000   $          1.05
                                               --------------    --------------
         Outstanding at December 31, 2004             200,000   $          1.05
                                               ===============  ================

         120,0000 and 80,000 stock options were exercisable as of December 31, 2004 and 2003, respectively.

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2004:

         Outstanding options:
             Number outstanding                                    $    200,000
             Weighted average exercise price                               1.05
             Weighted average remaining contractual life in years          7.42


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

                                 United States      Australia
                                 -------------      ---------

Net Loss                 2004      $ 3,893,851     $ 1,265,266
                         2003      $   719,760     $   387,146
                         ----------------------   -------------
Long lived assets (net)  2004      $         0     $    47,000
                         2003      $    19,717     $    13,554

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11. SUBSEQUENT EVENTS
    -----------------

         During the three months ended March 31, 2005 the Company issued the following shares of common stock:

         3,201,875 shares of common stock issued for cash            $1,458,844
           588,235 shares of common stock issued for note payable    $  300,000
            78,784 shares of common stock issued for services        $   97,838


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no change in auditors nor disagreements on accounting and financial matters with the auditors and accountants.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME        AGE   POSITIONS WITH THE COMPANY
    ----        ---   --------------------------
Greg Paxton     47    Interim Chief Executive Officer, Chief Financial Officer
                      and Director

Paul Bailey     58    Director

Tom Svalberg    43    Director

Greg Paxton - CEO, CFO and Director of the Company since April 5, 2004. Mr. Paxton has been a consultant to the Company since its inception. Mr. Paxton is the controlling shareholder and President of Global Power and Water, Inc. He is an engineering specialist experienced in consulting to local, State and Federal governmental agencies on liquid waste management and problems associated with polluted liquids. His company has been a contract auditor for several coal mining companies examining internal compliance for the regulatory authorities on environmental emissions.

Mr. Bailey - Director brings over 30 years of international business experience to the company involving both corporate and government entities, including managing directorships as well as an appointment to a House / senate committee on international policy for a state government of the United States of America, with similar activities in Europe for several years prior to moving to Australia. He is currently a director for a major European advertising / marketing company as well as principle for an international technology company.

Mr. Svalberg - Chief Operations Officer and Director has more than 20 years of corporate management experience, including information technology, operations/facilities management and securities compliance/regulations in the US. over-the-counter securities industry. He has a Bachelor of Science degree in finance form the Metropolitan State College, Denver, Colorado.

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

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2004 and thereafter, the Company believes that, during the Company's 2004 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with, except that some of the filings under Section 16(a) were filed late.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2004, by our Chief Executive Officer and other covered persons:

                           SUMMARY COMPENSATION TABLE

Name and Principal                                               Restricted
    Position           Year        Salary     Bonus     Other   Stock Awards
Greg Paxton            2004       $100,000      $0    $     --    $28,000

John Henderson         2004       $   --    $    --   $     --    $    --
former CEO & Chief
Financial Officer      2003       $   --    $    --   $ 106,000   $    --

Tom Svalberg           2004       $ 14,742  $    --   $      --   $    --

Paul Bailey            2004       $   --    $    --   $      --   $    --

Mr. Henderson's original involvement was as Chief International Legal Counsel and as a consultant to the Company. His role has changed as the Company has evolved. During the fiscal year 2003, Mr. Henderson carried out duties as CEO, CFO, and Chief International Legal Counsel. His compensation includes a contribution to his rent in the United States, family relocation and the use of a car owned by the Company. Mr Henderson resigned as CEO in April, 2004.

There are no employment agreements in place with the Company at this time.

In August 2000, Mr. Ritter was issued 25,000 restricted shares at par value by the Company for his agreement to serve on the Board of Directors of the Company. In May, 2002, Messrs. Ritter and Henderson were each granted an option to purchase 100,000 shares of the Company's common stock for their respective services to the Company. The exercise price of Mr. Henderson's option was $1.00 per share. The exercise price of Mr. Ritter's option was $1.10 per share. Mr Ritter resigned as a director in April 2004.

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


Stock option plan
-----------------

The Company Board of Directors adopted its 2002 Stock Option Plan ("Plan") in May 2002, which was subsequently restated and amended to add stock awards in October, 2003. The Plan provides for the issuance of up to 1,000,000 shares of common stock. The Company issued a total of 200,000 options to its former officers and directors, and 50,000 shares of common stock to a business consultant. The Plan has not been approved by the Company's shareholders as of April 2005 the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2004 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all Officers and Directors on December 31, 2004, there were 9,903,753 shares of common stock outstanding.

                           Amount and Nature of
        Name              Beneficial Ownership (1)          Percent of Ownership
        ----              ----------------------            --------------------

 Global Power
 and Water, Inc. (2)            1,252,680                          13%
 1117 Desert Lane.                Direct
 Suite 665
 Las Vegas Nevada

 Greg Paxton (2)(3)             1,252,680                          13%
 CEO, CFO                        Indirect
 and Director                     583,235                           6%
                                   Direct

 South Pacific Environmental
 Trust         (4)                725,000                            7%
                                   Direct

 Liat Chong Then                  519,694                            5%
 574-576 Morayfield Rd             Direct
 Morayfield, QLD, Australia

Tom Svalberg (Officer)            20,000                            0%

  ALL OFFICERS AND DIRECTORS     1,855,915                          19%
  AS A GROUP (2 PERSONS)
----------------------------

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
(2) Global Power and Water, Inc., a Nevada corporation ("Global") has been issued the final installment 1,000,000 shares pursuant to the agreement to assign the JWS technology to the Company. Global is beneficially owned and controlled by Greg Paxton, the Company's CEO and CFO. The number of shares held by Global as of 31 December, 2004 was 1,252,680.

(3)      C/o Company's address: 6508 South Ensenada Court, Aurora, Colorado,
         80015
(4) Based on 570,000 shares issued and 888,888 shares subscribed not issued at December 31, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 8, 2000 the Company entered into two agreements with Global Power and Water, Inc., a Company owned by Greg Paxton, a consultant to and majority shareholder of the Company. Global assigned its rights to the JWS, including patent rights and in exchange received 4,000,000 shares. Global received an additional 1,000,000 shares upon successful completion of independent testing in 2001 and received the final 1,000,000 shares when the Company received from Global a fully working prototype in 2003.

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

4.1                 Form of the Stock Certificate*

4.2 Form of Subscription Agreement executed by investors in the Private Placement*

10.1                Deed of Agreement for Assignment of Intellectual Property*

10.2                Agreement for Performance of Services by Independent
                    Contractor*

10.3                Employment Agreement with James Wilson*

10.4                Promissory Note to Global Power & Water, Inc.*

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

AUDIT FEES: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $10,150 and $7,700 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2003 and 2002, respectively.

ALL OTHER FEES: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $2,537 and $11,000 for professional services rendered in connection with the reviews of the March 31, 2004,June 30, 2004 and September 30, 2004, Forms 10-QSB and the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB, respectively.

Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 25, 2005                    AQUA DYNE, INC.

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

    SIGNATURE                              TITLE                              DATE
    ---------                              -----                              ----

/s/ Greg Paxton            Chief Executive Officer and                    May 25, 2005
Greg Paxton                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Greg Paxton            Chief Financial Officer (PRINCIPAL             May 25, 2005
Greg Paxton                    FINANCIAL OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)
