Form 10QSB
period 2005-03-31
AQUA DYNE INC
filed 2005-06-01
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2005

          or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

                  5608 South Ensenada Court, Aurora, Co. 80015
           -----------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (720) 876 0886
                                               --------------

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

         As of March 31, 2005, there were 13,772,647 shares of Common Stock, par value $.001 per share, outstanding.

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


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS

                                                                   MARCH 31, 2005  DECEMBER 31,
                                                                    UN-AUDITED         2004
                                                                    ------------   ------------
Current assets:
    Cash                                                            $   266,478    $   401,202
    Prepaid expenses                                                     84,498         56,961
                                                                    ------------   ------------

     Total current assets                                               350,976        458,163
                                                                    ------------   ------------

Property and equipment, net                                              46,966         47,000

Intellectual property, net of amortization                                3,037          3,087
                                                                    ------------   ------------

     Total assets                                                   $   400,979    $   508,250
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    20,485    $    91,201
    Payroll taxes payable                                                 4,471          2,300
    Shareholder loans                                                        --        300,000
                                                                    ------------   ------------

     Total current liabilities                                           24,956        393,501
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares
      authorized; 13,772,647 and 9,903,753 shares issued
      and outstanding at March 31, 2005 and December 31,
      2004, respectively                                                 13,772          9,903
    Additional paid-in capital                                        9,459,543      7,641,525
    Common stock subscribed (158,408 and 2,004,888 shares at
      March 31, 2005 and December 31, 2004, respectively)                71,284        890,230
    Deficit accumulated during development stage                     (9,295,587)    (8,586,449)
    Accumulated other comprehensive income                              127,011        159,540
                                                                    ------------   ------------

     Total stockholders' equity (deficit)                               376,023        114,749
                                                                    ------------   ------------

     Total liabilities and stockholders' equity                     $   400,979    $   508,250
                                                                    ============   ============

The accompanying notes are an integral part of these financial statements

                                                   3






                                         AQUA DYNE, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------

                                                                                          CUMULATIVE AMOUNTS
                                                                                             FROM INCEPTION
                                                        FOR THE THREE      FOR THE THREE    (APRIL 26, 2000)
                                                         MONTHS ENDED       MONTHS ENDED         THROUGH
                                                        MARCH 31, 2005     MARCH 31, 2004     MARCH 31, 2005
                                                          UN-AUDITED         UN-AUDITED         UN-AUDITED
                                                       ----------------   ----------------   ----------------
Operating expenses:
    General and administrative                         $       686,248    $       416,571    $     3,885,978
    Research and development                                    25,000             25,000          1,122,456
    Impairment loss on intellectual property                        --          3,300,000          4,300,000
                                                       ----------------   ----------------   ----------------

Total operating expenses                                       711,248          3,741,571          9,308,434
                                                       ----------------   ----------------   ----------------

Loss from operations                                          (711,248)        (3,741,571)        (9,308,434)

Interest income                                                  2,110                732             33,066
Loss on disposition of assets                                       --                 --            (18,700)
Interest expense                                                    --                 --               (644)
Provision for taxes                                                 --               (267)              (875)
                                                       ----------------   ----------------   ----------------

Net loss                                               $      (709,138)   $     3,741,106)   $    (9,295,587)
                                                       ================   ================   ================

Loss per share                                         $         (0.06)   $         (0.47)
                                                       ================   ================
Weighted average number of common shares outstanding        11,386,461          7,945,238
                                                       ================   ================

The accompanying notes are an integral part of these financial statements


                                                           4





                                                 AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

-------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                    during                         Total
                                Shares       value          paid-in       Shares      development    Comprehensive  stockholders'
                                issued       $0.001         capital     subscribed       stage          income         equity
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance at inception-
  April 26, 2000                      --   $        --   $        --   $        --    $        --    $        --    $        --

Issuance of stock for
  intellectual property        4,000,000         4,000            --            --             --             --          4,000
Issuance of stock to
  directors                      650,000           650            --            --             --             --            650
Net loss                              --            --            --            --        (18,973)            --        (18,973)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --        (14,323)
Issuance of stock for cash       997,000           997       996,003            --             --             --        997,000
Issuance of stock for
  intellectual property        1,000,000         1,000       999,000            --             --             --      1,000,000
Net loss                              --            --            --            --     (1,638,743)            --     (1,638,743)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --        343,934
Issuance of stock for cash       585,000           585       584,415            --             --             --        585,000
Net loss                              --            --            --            --       (662,710)            --       (662,710)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --        266,224
Issuance of stock for cash       583,985           584       875,470            --             --             --        876,054
Issuance of stock for
 services                         50,000            50       189,950            --             --             --        190,000
Common stock subscribed
 (29,400 shares)                      --            --            --         44,097            --             --         44,097
Net loss                              --            --            --             --    (1,106,906)            --     (1,106,906)
Comprehensive gain on translation     --            --            --            --             --         23,637         23,637
                                                                                                                    -----------
Comprehensive loss                    --            --            --            --             --             --     (1,083,269)
                             ------------  ------------  ------------  ------------   ------------   ------------   ------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637        293,106
Issued for acquisition of
  Intellectual property        1,000,000         1,000     3,299,000            --             --             --      3,300,000
Stock subscribed issued           29,398            29        44,068       (44,097)            --             --             --
Issuance of stock for cash       978,370           978       616,149            --             --             --        617,127
Issuance of stock for services    30,000            30        37,470            --             --             --         37,500
Common stock subscribed (2,004,888)   --            --            --       890,230             --             --        890,230
Net loss                              --            --            --            --     (5,145,530)            --     (5,145,530)
Comprehensive gain on translation     --            --            --            --             --        136,327        136,327
                                                                                                                   ------------
Comprehensive loss                    --            --            --            --             --             --     (5,009,203)
                             -----------   ------------  ------------  ------------  -------------   ------------  -------------
Balance December 31, 2004     9,903,753     $    9,903   $ 7,641,525   $   890,230   $ (8,586,449)   $   159,540    $   114,749
Issuance of stock for cash    3,201,875          3,202     1,420,847      (890,230)            --             --        533,819
Issuance of stock of note       588,235            588       299,412            --             --             --        300,000
Issuance of stock for services   78,784             79        97,759            --             --             --         97,838
Subscribed stock (158,408 shares)    --             --            --         71,284            --             --         71,284
Net loss                             --             --            --             --      (709,138)            --       (709,138)
Comprehensive loss on translation    --             --            --             --            --        (32,529)       (32,529)
                                                                                                                    -----------
Comprehensive loss                                                                                                     (741,667)
                             ------------  ------------  ------------  ------------   ------------   ------------   -----------
Balance March 31, 2005
    Un-audited               13,772,647    $    13,772   $ 9,459,543   $     71,284   $ (9,295,587)  $   127,011    $   376,023
                             ============  ============  ============  ============   ============   ============   ============

The accompanying notes are an integral part of these financial statements

                                                           5






                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        CUMULATIVE AMOUNTS
                                                                                          FROM INCEPTION
                                                   FOR THE THREE      FOR THE THREE     (APRIL 26, 2000)
                                                    MONTHS ENDED       MONTHS ENDED         THROUGH
                                                   MARCH 31, 2005     MARCH 31, 2004     MARCH 31, 2005
                                                    UN-AUDITED          UN-AUDITED         UN-AUDITED
                                                  ----------------   ----------------   ----------------

Cash flows from operating activities:
   Net loss                                       $     (709,138)    $    (3,741,106)   $    (9,295,587)

Adjustments to reconcile net loss to net
 cash used in operating activities:
    Amortization and depreciation                           3,005              2,441             18,334
    Impairment of intellectual property                        --          3,300,000          4,300,000
    Shares issued for services                             97,838                 --            325,988
    Disposition of property                                    --                 --             18,700
Changes in assets and liabilities:
    Increase in prepaid expenses                          (27,537)           (27,888)           (84,498)
    Increase (decrease) in accounts payable               (70,716)           (19,461)            20,485
    Increase in accrued payroll taxes                       2,171                 --              4,471
                                                  ----------------   ----------------   ----------------

       Net cash used in operations                       (704,377)          (486,014)        (4,692,107)
                                                  ----------------   ----------------   ----------------

Cash flows used by investing activities:
    Acquisition of fixed assets                            (2,921)            (8,057)           (83,037)
                                                  ----------------   ----------------   ----------------

        Net cash used by investing activities              (2,921)            (8,057)           (83,037)
                                                  ----------------   ----------------   ----------------

Cash flows from financing activities:
    Issuance of common stock                               533,819                --          4,843,327
    Stock subscribed not issued                             71,284                --             71,284
                                                  ----------------   ----------------   ----------------

        Net cash from financing activities                 605,103                --          4,914,611
                                                  ----------------   ----------------   ----------------
Comprehensive gain (loss) on translation                  (32,529)            34,850            127,011

Net increase (decrease) in cash                          (134,724)          (459,221)           266,478

Cash, beginning of period                                 401,202            579,939                 --
                                                  ----------------   ----------------   ----------------

Cash, end of period                               $       266,478    $       120,718    $       266,478
                                                  ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $            --    $     3,300,000    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $       79,838     $            --    $       325,988
                                                  ================   ================   ================
    Issuance of stock subscribed                  $      890,230     $            --    $            --
                                                  ================   ================   ================
    Issuance of stock for loan payable            $      300,000     $            --    $            --
                                                  ================    ===============   ================

The accompanying notes are an integral part of these financial statements


                          AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2005
                                   UN-AUDITED
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL INFORMATION
   -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004.

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly owned subsidiary Aqua Dyne Australia Pty Ltd as of March 31, 2005 have not been reviewed by an independent accounting firm. The Company expects such review to be completed as soon as practical.


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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the three months ended March 31, 2005, most of the operations were conducted in Australia.

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

Our net loss from inception (April 26, 2000) until March 31, 2005 was $9,295,000. Our net loss for the three months ended March 31, 2005 was $709,000 as compared to $3,741,000 for the three months ended March 31, 2004, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until March 31, 2005 were $3,886,000. Our general and administrative expenses for the three months ended March 31, 2005 were $686,000 as compared to $416,000 for the three months ended March 31, 2004. The increase of $270,000 was due primarily to the increases in Australia of payroll costs $10,000, professional fees of $100,000, directors fees $84,000 (issuance of shares) and a general increase in all other expenses.

Our research and development expenses from inception (April 26, 2000) until March 31, 2005 were $1,122,456. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the three months ended March 31, 2005 consisted of fees paid to Global $25,000 as compared to $25,000 paid to Global for the three months ended March 31, 2004.

The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued it at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had has cash in banks of $266,478 at March 31, 2005, as compared to cash of $401,202 at December 31, 2004. The decrease in cash $135,000 helped cover the expenses incurred during the three months ended March 31, 2005.

The Company had negative working capital at March 31, 2005. To date the Company has financed operations by issuance of shares of common stock in private placements. There can be no assurance that such will occur in the future.


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

10.3                Employment Agreement with James Wilson**

10.4                Promissory Note to Global Power & Water, Inc.**

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-SB. ** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the first quarter ended March 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2005                     AQUA DYNE, INC.

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

    SIGNATURE                              TITLE                              DATE
    ---------                              -----                              ----

/s/ Greg Paxton            Chief Executive Officer and                    May 31, 2005
Greg Paxton                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Greg Paxton            Chief Financial Officer (PRINCIPAL             May 31, 2005
Greg Paxton                    FINANCIAL OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)

                                       11
