Form 10QSB/A
period 2005-03-31
AQUA DYNE INC
filed 2005-07-22
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)


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

Overview of the Company's Business
- ----------------------------------

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


Date: July 21, 2005                    AQUA DYNE, INC.


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

    SIGNATURE                              TITLE                              DATE
    ---------                              -----                              ----


/s/ Greg Paxton            Chief Executive Officer and                    July 21, 2005
Greg Paxton                    Director (PRINCIPAL EXECUTIVE OFFICER)

/s/ Greg Paxton            Chief Financial Officer (PRINCIPAL             July 21, 2005
Greg Paxton                    FINANCIAL OFFICER AND PRINCIPAL
                                  ACCOUNTING OFFICER)
