Form 10QSB
period 2005-06-30
AQUA DYNE INC
filed 2005-08-10
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2005

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

              23011 Moulton Parkway A-10, Laguna Hills, Ca. 92653
           -----------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (949) 380 4033
                                               --------------

           5608 South Ensenada Court, Aurora, Co. 80015 (720)876 0886
           ----------------------------------------------------------
                       Former address and telephone number

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

         As of June 30, 2005, there were 14,157,949 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statements of Stockholders' Equity                      5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

Item 3. Controls and Procedures                                               9

PART II. OTHER INFORMATION                                                   10

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


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS


                                                                   JUNE 30, 2005   DECEMBER 31,
                                                                    UN-AUDITED         2004
                                                                    ------------   ------------
Current assets:
    Cash                                                            $        --    $   401,202
    Prepaid expenses                                                     70,338         56,961
                                                                    ------------   ------------

     Total current assets                                                70,338         458,163
                                                                    ------------   ------------

Property and equipment, net                                              43,705         47,000

Intellectual property, net of amortization                                2,987          3,087
                                                                    ------------   ------------

     Total assets                                                   $   117,030    $   508,250
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    16,430    $    91,201
    Bank overdraft                                                       43,874             --
    Payroll taxes payable                                                 6,099          2,300
    Shareholder loans                                                     1,600        300,000
                                                                    ------------   ------------

     Total current liabilities                                           68,003        393,501
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares
      authorized; 14,157,949 and 9,903,753 shares issued
      and outstanding at June 30, 2005 and December 31, 2004,
      respectively                                                       14,157          9,903
    Additional paid-in capital                                        9,699,892      7,641,525
    Common stock subscribed (2,004,888 shares at
      December 31, 2004)                                                     --        890,230
    Deficit accumulated during development stage                     (9,714,099)    (8,586,449)
    Accumulated other comprehensive income                               49,077        159,540
                                                                    ------------   ------------

     Total stockholders' equity (deficit)                                49,027        114,749
                                                                    ------------   ------------

     Total liabilities and stockholders' equity                     $   117,030    $   508,250
                                                                    ============   ============


The accompanying notes are an integral part of these financial statements


                                                   AQUA DYNE, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        CUMULATIVE
                                                                                         FOR THE         FOR THE       AMOUNTS FROM
                                                       FOR THE SIX     FOR THE SIX     THREE MONTHS    THREE MONTHS     APRIL 26,
                                                       MONTHS ENDED    MONTHS ENDED     ENDED JUNE      ENDED JUNE     2000 TO JUNE
                                                      JUNE 30, 2005   JUNE 30, 2004      30, 2005        30, 2004        30, 2005
                                                       ------------    ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative                           $  1,080,928    $    847,949    $    394,680    $    431,348    $  4,280,658
  Research and development                                   50,000          50,000          25,000          25,000       1,147,456
  Impairment loss on intellectual property                       --       3,300,000              --              --       4,300,000
                                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses                                  1,130,928       4,197,919         419,680         456,348       9,728,114

Loss from operations                                     (1,130,928)     (4,197,919)       (419,680)       (456,348)     (9,728,114)

Other income (expense)
  Interest income                                             3,278           1,130           1,168             398          34,234
  Interest expense                                               --              --              --              --            (644)
  Loss on disposition of assets                                  --              --              --              --         (18,700)
  Provision for taxes                                            --            (267)             --              --            (875)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $ (1,127,650)   $ (4,197,056)   $   (418,512)   $   (455,950)   $ (9,714,099)
                                                       ============    ============    ============    ============    ============

Loss per share                                         $      (0.09)   $      (0.48)   $      (0.03)   $      (0.05)
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding     12,736,908       8,669,101      14,072,515       9,393,548
                                                       ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements


                                                   AQUA DYNE, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------
                                              Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                               Par       Additional                     during                             Total
                                Shares        value        paid-in        Shares      development        Comprehensive stockholders'
                                issued        $0.001       capital      subscribed       stage              income        equity
                             ------------  ------------  ------------  ------------   ------------       ------------   ------------

Balance at inception-
   April 26, 2000                        --    $        --   $        --   $        --    $        --    $        --    $        --
Issuance of stock for
   intellectual property          4,000,000          4,000            --            --             --             --          4,000
Issuance of stock to directors      650,000            650            --            --             --             --            650
Net loss                                 --             --            --            --        (18,973)            --        (18,973)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 2000         4,650,000          4,650            --            --        (18,973)            --        (14,323)
Issuance of stock for cash          997,000            997       996,003            --             --             --        997,000
Issuance of stock for
   intellectual property          1,000,000          1,000       999,000            --             --             --      1,000,000
Net loss                                 --             --            --            --     (1,638,743)            --     (1,638,743)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 2001         6,647,000          6,647     1,995,003            --     (1,657,716)            --        343,934
Issuance of stock for cash          585,000            585       584,415            --             --             --        585,000
Net loss                                 --             --            --            --       (662,710)            --       (662,710)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 2002         7,232,000          7,232     2,579,418            --     (2,320,426)            --        266,224
Issuance of stock for cash          583,985            584       875,470            --             --             --        876,054
Issuance of stock for services       50,000             50       189,950            --             --             --        190,000
Common stock subscribed
   (29,400 shares)                       --             --            --        44,097             --             --         44,097
Net loss                                 --             --            --            --     (1,106,906)            --     (1,106,906)
Comprehensive gain on translation        --             --            --            --             --         23,637         23,637
                                                                                                                        -----------
Comprehensive loss                       --             --            --            --             --             --     (1,083,269)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 2003         7,865,985          7,866     3,644,838        44,097     (3,427,332)        23,637        293,106
Issued for acquisition of
   Intellectual property          1,000,000          1,000     3,299,000            --             --             --      3,300,000
Stock subscribed issued              29,398             29        44,068       (44,097)            --             --             --
Issuance of stock for cash          978,370            978       616,149            --             --             --        617,127
Issuance of stock for services       30,000             30        37,470            --             --             --         37,500
Common stock subscribed
   (2,004,888)                           --             --            --       890,230             --             --        890,230
Net loss                                 --             --            --            --     (5,145,530)            --     (5,145,530)
Comprehensive gain on translation        --             --            --            --             --        136,327        136,327
                                                                                                                        -----------
Comprehensive loss                       --             --            --            --             --             --     (5,009,203)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance December 31, 2004         9,903,753    $     9,903   $ 7,641,525   $   890,230    $(8,586,449)   $   159,540    $   114,749
Issuance of stock for cash        3,587,177          3,587     1,661,196      (890,230)            --             --        774,553
Issuance of stock of note           588,235            588       299,412            --             --             --        300,000
Issuance of stock for services       78,784             79        97,759            --             --             --         97,838
Net loss                                 --             --            --            --     (1,127,650)            --     (1,127,650)
Comprehensive loss on
   translation                           --             --            --            --             --       (110,463)      (110,463)
                                                                                                                        -----------
Comprehensive loss                                                                                                       (1,238,113)
                                -----------    -----------   -----------   -----------    -----------    -----------    -----------
Balance June 30, 2005
   Unaudited                     14,157,949    $    14,157   $ 9,699,892   $        --    $(9,714,099)   $    49,077    $    49,027
                                ===========    ===========   ===========   ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements


                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       CUMULATIVE AMOUNTS
                                                                                          FROM INCEPTION
                                                    FOR THE SIX        FOR THE SIX       (APRIL 26, 2000)
                                                    MONTHS ENDED       MONTHS ENDED         THROUGH
                                                   JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005
                                                    UN-AUDITED          UN-AUDITED         UN-AUDITED
                                                  ----------------   ----------------   ----------------

Cash flows from operating activities:
   Net loss                                       $    (1,127,650)    $   (4,197,056)   $    (9,714,099)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                           7,734              4,507             23,063
    Impairment of intellectual property                        --          3,300,000          4,300,000
    Shares issued for services                             97,838             37,500            325,988
    Disposition of property                                    --             18,700             18,700
Changes in assets and liabilities:
    Increase in accounts receivable                            --            (28,066)                --
    Increase in prepaid expenses                          (13,377)           (15,498)           (70,338)
    Increase (decrease) in accounts payable               (74,771)            (8,930)            16,430
    Increase in accrued payroll taxes                       3,799                 --              6,099
    Increase in bank overdraft                             43,874                 --             43,874
                                                  ----------------   ----------------   ----------------

       Net cash used in operations                     (1,062,553)          (907,453)        (5,050,283)
                                                  ----------------   ----------------   ----------------

Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets              (4,339)            11,170            (84,455)
                                                  ----------------   ----------------   ----------------

        Net cash used by investing activities              (4,339)            11,170            (84,455)
                                                  ----------------   ----------------   ----------------

Cash flows from financing activities:
    Issuance of common stock                              774,553            613,624          5,084,061
    Loan from shareholder                                   1,600            199,946              1,600
    Stock subscribed (issued)                                  --            (44,097)                --
                                                  ----------------   ----------------   ----------------
        Net cash from financing activities                776,153            769,473          5,085,661
                                                  ----------------   ----------------   ----------------
Comprehensive gain (loss) on translation                 (110,463)           (10,345)            49,077

Net increase (decrease) in cash                          (401,202)          (137,245)                --

Cash, beginning of period                                 401,202            579,939                 --
                                                  ----------------   ----------------   ----------------

Cash, end of period                               $            --    $       442,694    $            --
                                                  ================   ================   ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $            --    $     3,300,000    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $       97,838     $        37,500    $       325,988
                                                  ================   ================   ================
    Issuance of stock subscribed                  $      890,230     $            --    $            --
                                                  ================   ================   ================
    Issuance of stock for loan payable            $      300,000     $            --    $            --
                                                  ================    ===============   ================


The accompanying notes are an integral part of these financial statements

                                                    6

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2005
                                   UN-AUDITED
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL INFORMATION
   -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly-owned subsidiary Aqua Dyne Australia Pty Ltd as of June 30, 2005 and for the six months ended June 30, 2005 and 2004 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

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

         During the six months ended June 30, 2004 the Company issued 1,000,000 shares of common stock at a par value of $0.001 per share in payment of intellectual property acquired in 2000. Since the fair market value of the stock on the date issued was $3.30 the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment of long-lived asset of $3,300,000.

3. SUBSEQUENT EVENT
   -----------------

         In July 2005 the Company issued 65,578 shares of common stock for $78,694 ($1.20 per share).

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the six months ended June 30, 2005, most of the operations were conducted in Australia.

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

Our net loss from inception (April 26, 2000) until June 30, 2005 was $9,714,000. Our net loss for the six months ended June 30, 2005 was $1,128,000 as compared to $4,197,000 for the six months ended June 30, 2004, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until June 30, 2005 were $4,280,000. Our general and administrative expenses for the six months ended June 30, 2005 were $1,081,000 as compared to $848,000 for the six months ended June 30, 2004. The increase of 233,000 was due primarily to the following:


                                 Increase
                                (decrease)
                                 over six
                               months ended
                               June 30,2004
                              ---------------
      Contract labor          $      381,000  Greater effort to obtain
                                              contracts
      Consultants                     84,000  Addition of three to consulting
                                              staff
      Public relations                29,000  Appointment of PR firm in 2005
      Audit fees                      12,000  Due to addition of Australian
                                              operations
      Other increases                 60,000
      Travel                        (127,000) Travel to the U.S. has been
                                              reduced substantially
      Legal fees                     (64,000) Curtailment of U.S. operations
      Wages                          (71,000) Offset in part by contract labor
      Rent                           (25,000) Curtailment of U.S. operations
      Office                         (15,000) Curtailment of U.S. operations
      Other decreases                (31,000)
                              ---------------

      Net increase            $      233,000
                              ===============

Our research and development expenses from inception (April 26, 2000) until June 30, 2005 were $1,147,456. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the six months ended June 30, 2005 and 2004 consisted of fees paid to Global $50,000 for continued upgrading of the system until a contract for sale or lease of the system can be obtained.

The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had a cash overdraft of $43,874 at June 30, 2005, as compared to cash of $401,202 at December 31, 2004. The decrease in cash $445,000 helped cover the expenses incurred during the six months ended June 30, 2005.

To date the Company continues to fund its operations from private placements of common shares and Shareholder borrowings. There can be no assurance that such will occur in the future.


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

10.3                Employment Agreement with James Wilson**

10.4                Promissory Note to Global Power & Water, Inc.**

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-QSB. ** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2005                   AQUA DYNE, INC.

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


    SIGNATURE                       TITLE                              DATE
    ---------                       -----                              ----

/s/ Greg Paxton            Chief Executive Officer and            August 8, 2005
---------------------      Director (PRINCIPAL EXECUTIVE
Greg Paxton                OFFICER)

/s/ Greg Paxton            Chief Financial Officer (PRINCIPAL     August 8, 2005
---------------------      FINANCIAL OFFICER AND PRINCIPAL
Greg Paxton                ACCOUNTING OFFICER)