Form 10QSB
period 2005-09-30
AQUA DYNE INC
filed 2005-11-14
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of September 30, 2005, there were 14,383,527 shares of Common Stock, par value $.001 per share, outstanding.

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


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------
                                             ASSETS


                                                               SEPTEMBER 30, 2005   DECEMBER 31,
                                                                    UN-AUDITED         2004
                                                                    ------------   ------------
Current assets:
    Cash                                                            $    33,250    $   401,202
    Prepaid expenses                                                     63,344         56,961
                                                                    ------------   ------------
     Total current assets                                                96,594        458,163
                                                                    ------------   ------------

Property and equipment, net                                              38,821         47,000
Intellectual property, net of amortization                                2,937          3,087
                                                                    ------------   ------------
     Total assets                                                   $   138,352    $   508,250
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $       700    $    91,201
    Payroll and payroll taxes payable                                     6,795          2,300
    Shareholder loans                                                   223,025        300,000
                                                                    ------------   ------------
     Total current liabilities                                          230,520        393,501
                                                                    ------------   ------------
Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      14,383,527 and 9,903,753 shares issued and outstanding at
      September 30, 2005 and December 31, 2004, respectively             14,382          9,903
    Additional paid-in capital                                        9,866,096      7,641,525
    Common stock subscribed (2,004,888 shares at
      December 31, 2004)                                                     --        890,230
    Deficit accumulated during development stage                     (9,947,038)    (8,586,449)
    Accumulated other comprehensive income                              (25,608)       159,540
                                                                    ------------   ------------
     Total stockholders' equity (deficit)                               (92,168)       114,749
                                                                    ------------   ------------
     Total liabilities and stockholders' equity                     $   138,352    $   508,250
                                                                    ============   ============
The accompanying notes are an integral part of these financial statements



                                                   AQUA DYNE, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                               CUMULATIVE
                                                                                           FOR THE       FOR THE        AMOUNTS FROM
                                                       FOR THE NINE     FOR THE NINE     THREE MONTHS  THREE MONTHS       APRIL 26,
                                                       MONTHS ENDED     MONTHS ENDED      ENDED SEPT.   ENDED SEPT.    2000 TO SEPT.
                                                      SEPT. 30, 2005   SEPT. 30, 2004      30, 2005       30, 2004        30, 2005
                                                       ------------    ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative                           $  1,288,853    $  1,240,390    $    207,925    $    392,531    $  4,488,583
  Research and development                                   75,000          87,468          25,000          37,468       1,172,456
  Impairment loss on intellectual property                       --       3,300,000              --              --       4,300,000
                                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses                                  1,363,853       4,627,858         232,925         429,999       9,961,039

Loss from operations                                     (1,363,853)     (4,627,858)       (232,925)       (429,999)     (9,961,039)

Other income (expense)
  Interest income                                             3,264           2,287              --           1,157          34,220
  Interest expense                                               --              --              --              --            (644)
  Loss on disposition of assets                                  --         (18,700)             --              --         (18,700)
  Provision for taxes                                            --            (267)             --              --            (875)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $ (1,360,589)   $ (4,644,538)   $   (232,925)   $   (428,842)   $ (9,947,038)
                                                       ============    ============    ============    ============    ============

Loss per share                                         $      (0.10)   $      (0.51)   $      (0.02)   $      (0.04)
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding     13,231,290       9,076,596      14,203,932       9,900,061
                                                       ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements




                                                   AQUA DYNE, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock                          Deficit
                                   -----------------------------------------------------   accumulated
                                                    Par        Additional                     during                     Total
                                     Shares        value         paid-in       Shares      development   Comprehensive stockholders'
                                     issued        $0.001        capital     subscribed       stage         income        equity
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------

Balance at inception-
   April 26, 2000                           --   $        --   $        --   $        --   $        --    $        --   $        --
Issuance of stock for
   intellectual property             4,000,000         4,000            --            --            --             --         4,000
Issuance of stock to directors         650,000           650            --            --            --             --           650
Net loss                                    --            --            --            --       (18,973)            --       (18,973)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance December 31, 2000            4,650,000         4,650            --            --       (18,973)            --       (14,323)
Issuance of stock for cash             997,000           997       996,003            --            --             --       997,000
Issuance of stock for
   intellectual property             1,000,000         1,000       999,000            --            --             --     1,000,000
Net loss                                    --            --            --            --    (1,638,743)            --    (1,638,743)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance December 31, 2001            6,647,000         6,647     1,995,003            --    (1,657,716)            --       343,934
Issuance of stock for cash             585,000           585       584,415            --            --             --       585,000
Net loss                                    --            --            --            --      (662,710)            --      (662,710)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance December 31, 2002            7,232,000         7,232     2,579,418            --    (2,320,426)            --       266,224
Issuance of stock for cash             583,985           584       875,470            --            --             --       876,054
Issuance of stock for services          50,000            50       189,950            --            --             --       190,000
Common stock subscribed
   (29,400 shares)                          --            --            --        44,097            --             --        44,097
Net loss                                    --            --            --            --    (1,106,906)            --    (1,106,906)
Comprehensive gain on translation           --            --            --            --            --         23,637        23,637

Comprehensive loss                          --            --            --            --            --             --    (1,083,269)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance December 31, 2003            7,865,985         7,866     3,644,838        44,097    (3,427,332)        23,637       293,106
Issued for acquisition of
   Intellectual property             1,000,000         1,000     3,299,000            --            --             --     3,300,000
Stock subscribed issued                 29,398            29        44,068       (44,097)           --             --            --
Issuance of stock for cash             978,370           978       616,149            --            --             --       617,127
Issuance of stock for services          30,000            30        37,470            --            --             --        37,500
Common stock subscribed
   (2,004,888)                              --            --            --       890,230            --             --       890,230
Net loss                                    --            --            --            --    (5,145,530)            --    (5,145,530)
Comprehensive gain on translation           --            --            --            --            --        135,903       135,903

Comprehensive loss                          --            --            --            --            --             --    (5,023,214)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance December 31, 2004            9,903,753   $     9,903   $ 7,641,525   $   890,230   $(8,586,449)   $   159,540   $   114,749
Issuance of stock for cash           3,812,755         3,812     1,827,400      (890,230)           --             --       940,982
Issuance of stock for note             588,235           588       299,412            --            --             --       300,000
Issuance of stock for services          78,784            79        97,759            --            --             --        97,838
Net loss                                    --            --            --            --    (1,360,589)            --    (1,360,590)
Comprehensive loss on
   translation                              --            --            --            --            --       (185,148)     (185,148)

Comprehensive loss                          --            --            --            --            --             --    (1,545,737)
                                   -----------   -----------   -----------   -----------   -----------    -----------   -----------
Balance September 30, 2005
   Unaudited                        14,383,527   $    14,382   $ 9,866,096   $        --   $(9,947,038)   $   (25,608)  $   (92,168)
                                   ===========   ===========   ===========   ===========   ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements





                                      AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      CUMULATIVE AMOUNTS
                                                                                        FROM INCEPTION
                                                    FOR THE NINE      FOR THE NINE     (APRIL 26, 2000)
                                                    MONTHS ENDED      MONTHS ENDED          THROUGH
                                                   SEPT. 30, 2005    SEPT. 30, 2004      SEPT. 30, 2005
                                                    UN-AUDITED         UN-AUDITED         UN-AUDITED
                                                  ---------------    ---------------    ---------------
Cash flows from operating activities:
   Net loss                                       $    (1,360,589)   $    (4,644,538)   $    (9,947,038)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                          12,668              7,668             27,997
    Impairment of intellectual property                        --          3,300,000          4,300,000
    Shares issued for services                             97,838             37,500            325,988
    Disposition of property                                    --             18,700             18,700
Changes in assets and liabilities:
    Increase in accounts receivable                            --               (501)                --
    Increase in prepaid expenses                           (6,384)           (32,115)           (63,345)
    Increase (decrease) in accounts payable               (90,501)           (23,076)               700
    Increase in accrued payroll taxes                       4,496              1,215              6,796
                                                  ---------------    ---------------    ---------------
       Net cash used in operations                     (1,342,472)        (1,335,138)        (5,330,202)
                                                  ---------------    ---------------    ---------------
Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets              (4,339)           (23,861)           (84,455)
                                                  ---------------    ---------------    ---------------
        Net cash used by investing activities              (4,339)           (23,861)           (84,455)
                                                  ---------------    ---------------    ---------------
Cash flows from financing activities:
    Issuance of common stock                              940,982            617,127          5,250,490
    Loan from shareholder                                 223,025                 --            223,025
    Stock subscribed                                           --            890,230                 --
                                                  ---------------    ---------------    ---------------
        Net cash from financing activities              1,164,007          1,507,357          5,473,515
                                                  ---------------    ---------------    ---------------
Comprehensive gain (loss) on translation                 (185,148)           (19,748)           (25,608)

Net increase (decrease) in cash                          (367,952)           128,610             33,250
Cash, beginning of period                                 401,202            579,939                 --
                                                  ---------------    ---------------    ---------------
Cash, end of period                               $        33,250    $       708,549    $        33,250
                                                  ===============    ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $            --    $     3,300,000    $     4,304,000
                                                  ===============    ===============    ===============
    Issuance of stock for services                $        97,838    $        37,500    $       325,988
                                                  ===============    ===============    ===============
    Issuance of stock subscribed                  $       890,230    $            --    $            --
                                                  ===============    ===============    ===============
    Issuance of stock for loan payable            $       300,000    $            --    $            --
                                                  ===============    ===============    ===============


The accompanying notes are an integral part of these financial statements

                                                    6

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2005
                                  (UN-AUDITED)
--------------------------------------------------------------------------------
1. INTERIM FINANCIAL INFORMATION
   -----------------------------
         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly-owned subsidiary Aqua Dyne Australia Pty Ltd as of September 30, 2005 and for the nine months ended September 30, 2005 and 2004 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2004 was derived from audited financial statements.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-KSB for a description of certain of the known risks and uncertainties of the Company.)

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the nine months ended September 30, 2005, most of the operations were conducted in Australia.

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

Our net loss from inception (April 26, 2000) until September 30, 2005 was $9,947,039. Our net loss for the nine months ended September 30, 2005 was $1,360,000 as compared to $4,644,000 for the nine months ended September 30, 2004, of which $3,300,000 was from recognition of impairment of investment in intellectual property.

Our general and administrative expenses from inception (April 26, 2000) until September 30, 2005 were $4,488,000. Our general and administrative expenses for the nine months ended September 30, 2005 were $1,289,000 as compared to $1,240,000 for the nine months ended September 30, 2004. The increase of $49,000 was due primarily to the costs associated with the Company's efforts to secure contracts for the sale of the water purification system.

Our research and development expenses from inception (April 26, 2000) until September 30, 2005 were $1,172,000. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. The cost of research and development for the nine months ended September 30, 2005 and 2004 consisted of fees paid to Global $75,000 for continued upgrading of the system until a contract for sale or lease of the system can be obtained plus some additional expenses in 2004.

The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $33,250 at September 30, 2005, as compared to cash of $401,202 at December 31, 2004. The decrease in cash $368,000 helped cover the expenses incurred during the nine months ended September 30, 2005.

To date the Company continues to fund its operations from private placements of common shares ($941,000 for the nine months), Shareholder borrowings ($223,000 during the nine months)and the issuance of shares for services ($97,000 during the nine months). There can be no assurance that such will occur in the future.


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

         On July 20, 2005 Form 8-K/A was filed Item 4. Change in Registrant's Certifying Accountant

         On July 20, 2005 Form 8-K was filed Item 8.01 Other event. Appointment of Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005                AQUA DYNE, INC.

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


    SIGNATURE                     TITLE                             DATE
    ---------                     -----                             ----

/s/ Greg Paxton          Chief Executive Officer and           November 14, 2005
---------------------    Director (PRINCIPAL EXECUTIVE
Greg Paxton              OFFICER)

/s/ Greg Paxton          Chief Financial Officer (PRINCIPAL    November 14, 2005
---------------------    FINANCIAL OFFICER AND PRINCIPAL
Greg Paxton              ACCOUNTING OFFICER)