Form 10KSB
period 2005-12-31
AQUA DYNE INC
filed 2006-03-30
CIK 1138867

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________

                         Commission File Number 0-32863

                                 AQUA DYNE, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                              33-0922627
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

23011 Moulton Parkway A-10, Laguna Hills, Ca.                      92653
---------------------------------------------                    ----------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number (including area code): (949) 380 4033

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

         The aggregate market value of the voting stock held by non-affiliates 11,254,598 shares of the registrant as of December 31, 2005 was $13,392,972 based upon the market price of the registrant's Common Stock of $1.19 as of February 28, 2006.

         The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 14,416,410 as of December 31, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                   FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   DESCRIPTION OF BUSINESS                                             3

Item 2.   DESCRIPTION OF PROPERTIES                                          12

Item 3.   LEGAL PROCEEDINGS                                                  12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           13

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          14

Item 7.   FINANCIAL STATEMENTS                                               15

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             28

Item 8A.  CONTROLS AND PROCEDURES                                            28

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT         29

Item 10.  EXECUTIVE COMPENSATION                                             30

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                    31

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     31

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   32

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             32

SIGNATURES                                                                   33

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General
-------

Aqua Dyne, Inc. ("Company", "us", "we" or "ADI") was incorporated and commenced operations on April 26, 2000. ADI was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JetWater System ("JWS" or "System"), an evaporation based technology for water purification. The JWS technology is used for the recovery of near ultra pure quality water (ie, distilled water) from a range of water and wastewater sources.

This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global").

Following the acquisition of the patent rights and complete ownership of this technology, we commenced testing the JWS.

After completion of the independent testing of the process we designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml/d

This JWS has been used to demonstrate the technology's capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether the JWS can achieve the outcome sought by the potential customer.

ADI has developed into an organization which intends to provide cost-effective, ecologically sustainable water cleaning and supply solutions.

We expect to generate income in a number of ways:

1) By sales of Systems;
2) By investing in other ecologically sustainable technologies; and
3) By providing specialist consulting services in designing and commissioning Systems

Management may consider licensing its technology to subsidiaries of ADI or to others. This may also generate future income.

In December 2002, Aqua Dyne Australia Pty Ltd.(ADA), a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary has been formed to conduct the Company's operations in Australia. Since then, a management and operations team has been assembled and includes experienced persons in the areas of Product Development, Sales & Marketing, Project Analysis & Feasibility, Quality & Compliance, Production & Engineering, and Office Management.

In order to raise funds necessary to complete these tasks and bring the JWS to market, we completed an offering pursuant to Rule 504 of Regulation D at $1.00 per share for 997,000 shares of our common stock solely to Accredited Investors. As of March 31, 2001, $997,000 was raised on the offering. In fiscal 2002, we raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003, we borrowed $300,000 from our largest shareholder and raised $876,054 in a private placement at $1.50 per share. In fiscal 2004 we raised $617,127 in private placements. In fiscal 2005 we raised $967,288 in private placements.


The Industry
------------

Global population growth, economic expansion, scarcity of available water resources, heightened public concern about water quality and growing regulatory and legislative requirements have resulted in continued growth in demand for water and wastewater treatment. In addition to the need for potable water, industrial companies require treated water for most manufactured products, whether as an ingredient in the finished product or as part of the manufacturing process. Accordingly, many manufacturers utilize water treatment systems to purify their incoming, or "process", water. Public water departments and private water companies, responsible for providing potable water, employ water treatment technology to purify their water supply. Furthermore, government regulations require most industrial companies and municipalities to treat their outgoing wastewater. We currently do not have any contracts for water purification and there can be no assurances of such contracts in the future.

Customers of the water and wastewater treatment industry can be classified into three broad categories:

(i) industrial and commercial businesses, which include companies in such markets as pharmaceuticals, microelectronics, automotive, power generation, chemical processing, food processing, oil, mining and metal finishing;
(ii) municipal and private suppliers of public water and wastewater services; and
(iii)    Agriculture,

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

The Company believes that, in many areas of the United States and throughout the world, aged municipal water and wastewater treatment infrastructure is operating at or near capacity, and is in need of substantial capital expenditures and is not well-equipped to satisfy increasing regulatory and legislative requirements. In addition, many municipalities are experiencing reduced economic resources. The Company believes that, as a result, many such customers are seeking innovative solutions to their water treatment needs, such as improved technologies and equipment, and various outsourcing and service options, such as contract operations and privatization. Privatization involves the transfer of ownership and operation of water and wastewater treatment facilities to companies capable of providing such services on a long-term basis. It is not the company's current strategy to fund BOO's, BOM's and BOOT's but would provide its JWS to specialist financiers to facilitate the structuring.

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

As of March 2004, a total of 6,000,000 of our shares of common stock had been issued to Global, following the successful independent testing of the JWS. A total of $997,000 (excluding the offering expenses of approximately $30,000) was raised as of March 31, 2001, through the 504 offering. In fiscal 2002, a total of $585,000 was raised by the Company. In fiscal 2003, $920,151 was raised by the Company including $44,097 of subscribed stock. In fiscal 2004, a total of $1,507,357 was raised by the company including $890,230 of subscribed stock. In fiscal 2005. a total of $2,582,836 was raised by the company including $2,440.259 of subscribed stock.

In addition to selling to us all rights, ownership and interest in the JWS, Greg Paxton, the inventor and principal shareholder of Global, has assigned the rights to any improvements he may make in the technology in the future. Mr. Paxton and Global have also agreed to continue on an ongoing basis to perform engineering and technical support services exclusively for our Company. We agreed to pay Global $80,000 per year until a working prototype was developed. After the prototype was developed the annual payments increased to $100,000 per year. The agreement expired in June, 2005 and was not renewed.

JetWater System Overview
------------------------

The JWS technology is used to produce near ultra pure quality water (i.e., distilled water) subject to the assessment of key chemical issues associated with the processing of the feedwater through the JWS. During 2005, we continued research and development activities, resulting in increased efficiencies of the System. That research will continue while the JWS is being marketed, particularly in relation to the ability of the JWS to utilize waste heat from other sources.

The JWS exhibits the following traits:
- high product water recovery from a wide range of feedwaters;
- near ultra pure quality product water;
- minimal usage of added chemicals;
- simple to operate and maintain;
- 30year design life;
- co-generation potential;
- modular construction (stepped augmentation); and
- well suited to wastewater reuse and Zero Liquid Discharge applications.

Being an evaporation based technology, the JWS has the potential to perform well in any filtration separation comparison and salt removal efficiency comparison.

Description of the JetWater System
----------------------------------

The JetWater system is based on Mechanical Vapour Compression technology. JetWater actually replicates nature's own water purification process, evaporation and condensation to produce fresh water.

JetWater is based on a modular design. The current production capacity of each module is 0.5 ML of distilled water per day (132,000 Gallons per day). The total system production capacity can be increased incrementally, with 0.5, 1.0 and 1.5 ML per day (396,000 Gallons per day) being the most common system design configurations.

JetWater is an energy efficient thermal water purification technology, because the latent heat of vaporization is continuously recycled within the process. In standard format JetWater, requires only an electrical energy supply as its major energy source. However, where suitable low cost steam or waste heat is available, JetWater can also be readily configured to operate in partial thermal vapor compression mode, which substantially reduces the requirement for electrical energy.


Markets
-------

Many countries (the United States and Australia as prime examples) face a water supply crisis brought on by drought, population growth, and competing demands from business, agriculture, and the environment for limited water supplies.

We believe that our high-purity water purification process based on the JWS technology can be marketed to customers in the pharmaceutical/biotechnology, food and beverage and medical/laboratory/research markets. Ultra-high-purity systems are required for the microelectronics industry, where the removal of contaminants at a microscopic level is required. Other potential industrial markets for our process water treatment products and technology may include a wide variety of applications in the automotive, chemical and petrochemical, metal finishing, power generation, oil field and refinery, pulp and paper and mining industries, all of which require improved or customized water in their manufacturing or other industrial processes. Due to the operating advantages and the potential for cost effectiveness of the JWS, our management believes the initial users of this technology will be industrial operators who need to remediate, recycle or reuse their wastewater to enhance environmental compliance & sustainability, water supply security or simply to reduce operating costs. Future customers may include anyone who has wastewater to treat or requires pure or blended water production from saline or wastewater sources.

Management has decided to concentrate its manufacturing and marketing efforts on three standard sized JetWater System configurations. Those Systems are capable of processing 132,000 gallons (0.5 ML), 264,000 gallons (1.0 ML) and 396,000 gallons (1.5 ML) of feed-water per day. We believe that there are opportunities for variation and adaptation of the technology that can be addressed when we have ultimately achieved market acceptance of the standard JWS.

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

The size of the market for the JWS is not easily measured or defined because JetWater's core purposes are the desalination of seawater and brackish groundwater and the treatment of wastewater. JetWater can address these issues in most cases, subject to an assessment of the feedwater chemistry, in almost every location around the world. It is very important to note that the main product of the JWS is ultra pure water. In many areas of the world, this is a commodity that has great value.

Marketing
---------
Aqua Dyne is currently concentrating its marketing efforts on the following market segments:
* industrial wastewater remediation and reuse;
* desalination of saline water for potable and other high level use;
* Zero Liquid Discharge; and
* Brine Concentration of RO water desalination systems.

Competing Technology
--------------------

Most of Aqua Dyne's competitors are well established. The management believes that our process has the following advantages:
- the JWS can process a wide spectrum of feed-water types;
- provides near ultra pure quality product
- it has low maintenance requirements; and
- has a lower volume of waste product

While Aqua Dyne is in development mode it will experience the difficulty associated with gaining market acceptance for the JWS. However the company considers that once its product is established it will compete domestically and internationally, principally on the basis of product quality and specifications, technology, reliability, flexibility, price of delivered water, customized design and technical qualifications.

There are a number of accepted technologies for the desalination and purification of water. These are broadly grouped into thermal (distillation) and membrane technologies. JetWater is a thermal technology. It is based on mechanical vapor compression. The predominant membrane competitor to JWS is Reverse Osmosis. Each technology has unique characteristics that seek to meet specific market and customer needs.

Raw Materials and Supplies
--------------------------

Raw materials, primarily steel and titanium, plastics and component parts such as compressors pumps and valves, and other products needed for the JWS are available from a number of sources. Titanium tube supplies are currently subject to long lead times and this needs to be factored into project delivery schedules.

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

We also signed a consulting agreement with Global, pursuant to which Global will assist us with research and development with respect to the improvement and applications of the JWS. In addition, through Global, we are able to use the analytical laboratories and technical assistance of CSIRO in Australia. CSIRO is Australia's Commonwealth Scientific and Industrial Research Organization. It is one of the world's largest and most diverse scientific research organizations.

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

Employees
---------

Our operations were conducted by utilizing the services of specialist consultants and contractors.

Currently Aqua Dyne does not have any direct employees.

Agreements
----------

We acquired the JWS technology from Global Power and Water, Inc. ("Global"), controlled by Greg Paxton, the co-inventor of the JWS, for 4,000,000 shares of common stock of the Company. The Agreement also called for Global to receive an additional 1,000,000 shares after the JWS passed an independent test proving out the technology and another 1,000,000 shares when Global has produced a fully working prototype which is ready for large scale production and deployment in commercial applications. The final 1,000,000 shares were issued in the first quarter of 2004. A total of 6,000,000 shares have been issued pursuant to the Global Agreement as of March 30, 2004. Mr. Paxton will continue to consult with the Company and has agreed that any and all improvements or modifications made to the JWS are the property of the Company.

RISKS RELATED TO OUR BUSINESS OPERATIONS

o RISK OF MARKETING NEW TECHNOLOGY. We are a new company attempting to market a new technology in a highly competitive industry. There is no guarantee the Company will be successful in this endeavor.

o RISK OF ESTABLISHING A MARKET PRESENCE. There can be no assurances that we will be successful in marketing units of the JWS for water purification. The market for new products can be very difficult to establish. There are competitors with long established products, accepted technology and superior financial resources for marketing. If the market for the JWS takes longer to develop than anticipated, this would have an adverse effect on revenues and potential profitability. We believe the JWS represents an important innovation in the water purification industry. We cannot ensure our targeted customers will purchase any units. If the market develops more slowly than anticipated we may require additional financing and no assurances can be made that additional funding will be available.

o RISK OF INSUFFICIENT FUNDS FOR OPERATIONS. Our cash reserves may not be adequate to cover our costs of operations. We expect to fund our general operations and marketing activities for fiscal 2006 with our current cash reserves, which were obtained from the sale of securities and from cash to be derived from further sales of securities in 2006. However, unexpected expenses or increases in costs may arise. There is no assurance we can raise the additional capital if needed. If additional funds are required it will probably be done through the sale of more common Stock. If more shares are sold it will further dilute existing Stockholders share.

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


RISKS RELATED TO COMPETITION

The core risk to the future of Aqua Dyne is its ability to secure sales of Jetwater systems. Our competitors are often sophisticated global corporations with established track records and substantial technical and financial resources. Aqua Dyne's success will depend upon its ability to deliver water purification systems and solutions that are competitive with respect to:

* System performance in meeting client requirements;
* Capital cost;
* Operating Cost;

Aqua Dyne must also satisfy sophisticated client procurement processes which include "Open Tender" processes and stringent review by specialist water consultants. The company has developed its own Project Development protocols which is designed to focus our resources on projects most likely to deliver successful outcomes.

Competitive pressures, including those described above, and other factors could cause us additional difficulties in securing the necessary sales or could result in decreases in prices, either of which could have a material adverse effect on our financial position and results of operations.

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

         SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 2005 there is an aggregate of 14,416,410 shares of Common Stock issued and outstanding. 5,704,788 of such shares are freely tradable in the public market (except by affiliates of the Company) and 8,711,622 shares are "restricted" as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act of 1933, as amended or pursuant to a Registration Statement filed under that Act. The 14,416,410 shares were issued previously by the Company and are held by 115 beneficial owners.

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

IMPORTANCE OF CERTAIN EMPLOYEES

Our senior officers and consultants are important to the success of our operations. ADI does not maintain a "key-man" life insurance policy on its principal executive officer but the company does carry Director and Officer Insurance.

POTENTIAL ENVIRONMENTAL RISKS

Environmental laws and regulations require us to meet certain standards and impose liability if we do not meet them. Environmental laws and regulations and their interpretations change. We must comply with any new standards and requirements, even when they require us to clean up environmental conditions that were not illegal when the conditions were created. While at present we have no product sales any environmental laws do not apply. However our designs must focus on the need to supply a product that meets all current environmental laws in countries where sales are consummated.

Impact of Environmental Laws on Our Product Sales and Potential Liabilities. The liabilities and risks imposed on our customers by environmental laws may adversely impact demand for some of our products or services or impose greater liabilities and risks on us, which could also have an adverse effect on our competitive and financial position.

TECHNOLOGICAL AND REGULATORY RISKS

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete.

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

ITEM 2. DESCRIPTION OF PROPERTY.

In fiscal year 2005, the Company moved its United States office to Laguna Hills, California and functions related to the United States operations are handled by an operations officer out of office space at no cost to the Company.

In fiscal year 2005, Aqua Dyne Australia Pty Ltd rented factory space and offices at Stapylton, Queensland, Australia for $2,500 (Australian dollars) per month.

The JWS testing facility and Pilot Plant was located on this site where the pilot plant was demonstrated to prospective clients. In late 2005, the Pilot Plant was dismantled prior to its relocation and assembly at the CSIRO premises in Pinjarra Hills, Queensland. The company has entered into an agreement to work with the Australian Government's research organization, CSIRO, to develop a solar capability.

During late 2004 ADA rented office space in the central business district of Brisbane, Australia for approximately $5,000 (Australian Dollars) per month over a 2 year lease term. These premises provide office space for the development, marketing and administration personnel. Management considers that these arrangements are adequate to meet the current demands of the business of the Aqua Dyne Group.


ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings of any nature pending against the Company and the Company has no knowledge that any such proceedings are contemplated.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol AQDY.OB in May, 2002. Since May, 2002 our common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* for the quarters ended were:

          Date            High          Low           Close
          ----            ----          ---           -----
          Dec 05          0.90          0.73          0.82
          Sep 05          1.92          0.90          0.90
          Jun 05          3.00          1.85          2.45
          Mar 05          1.45          1.00          1.45

          *The historical chart data is provided by Reuters

The closing price of the Company's commons stock as of February 28,2006 was $1.19 per share.

The Company's appointed stock transfer agent is Integrity Stock Transfer, Inc., a corporation doing business in Las Vegas, Nevada.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of December 31, 2005, a total of 14,416,410 shares of our common stock were outstanding The number of holders of record of our common stock is estimated to be 115.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTERED SECURITIES

We have issued the following unregistered common stock in the five-year period preceding the date of this filing:

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

During the year ended December 31, 2003, the Company issued and sold in a private placement pursuant to Regulation D of the Securities Act 1933, an aggregate of 583,985 shares of common stock for cash at $1.50 per share to eleven investors for aggregate proceeds of $876,054.

During the year ended December 31, 2004, the Company sold in private placements pursuant to Regulation D of the Securities Act 1933, an aggregate of 978,370 shares of common stock for cash at an average $0.63 per share to four investors for aggregate proceeds of $617,127 and issued 29,398 shares of common stock for $44,097 that had been subscribed in 2003.

In 2004 the Company issued an additional 1,000,000 shares of restricted common stock to Global at a fair value of $3.30 per common share, in accordance with the purchase agreement for the water purification technology.

During the year ended December 31, 2005, the Company sold in private placements Pursuant to Regulation D of the Securities Act 1933, an aggregate of 3,845,638 shares of common stock for cash at an average $0.48 per share to 13 investors for aggregate proceeds of $1,857,518, $890,230 of which were subscribed in 2004, and issued 78,784 shares of common stock for services $97,838 and 588,235 shares of common stock for a note payable of $300,000.


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

At December 31, 2004 all of the 6,000,000 shares of common stock had been issued to Global, following the successful independent testing of the JWS. The acquisition of JWS from Global was accounted for as a purchase of an asset for stock.

Management's goal was to keep costs to a minimum until the JWS was ready for commercial development. The development activities for the JWS were as follows:

         1) production of the first pilot demonstration version of the JWS, which was expected to be available in the fall of 2001; it was completed in early 2002;
         2) testing of the JWS by SIMTARS, a division of the Queensland Department of Mines and Natural Resources;
         3) began demonstrations to parties that would have a need for the JWS; this was achieved and continues;
         4) work with Global to continue to improve and modify the JWS; this continues;
         5) initiate contract discussions for the JWS; discussions with interested parties were held and continue; and,
         6) seek out potential joint venture partners to market the JWS to selective industries and territories. While it was expected that the JWS would be ready to market beginning in the fall of 2001, that process commenced in 2002 and continues into 2006. There are still no assurances that we will be successful in our marketing efforts, concluding any contracts or joint venture arrangements.

Plan of Operations for the Twelve Months Ending December 31, 2006.
------------------------------------------------------------------

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, engaging an independent advisor in regard to remuneration for officers and directors, reviewing the by-laws and all SEC regulatory and compliance issues, preparing a mission statement and corporate value statement, assessing the financing requirements. Management believes that further funds will be required to continue marketing the JWS and to commence manufacturing. We intend to conduct a further offering in the first quarter of 2006. Management believes it will be able to raise sufficient funds to enable the Company to bring the JWS to market and generate revenue.

RESULTS OF OPERATIONS
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until December 31, 2005 was approximately $10,324,000. Our net loss for the fiscal years ended December 31, 2004 and 2005 were approximately $5,159,000 and $1,738,000, respectively. However the accumulated loss to date includes a $4,300,000 loss on impairment of intellectual property and the loss for the year ended December 31, 2004 includes $3,300,000 impairment loss of intellectual property.

Our marketing, general and administrative expenses from inception (April 26, 2000) until December 31, 2005 were approximately $4,838,000. Our marketing, general and administrative expenses for the fiscal years ended December 2004 and 2005 were approximately $1,740,000 and $1,638,000 respectively. The 2005 expenses decreased approximately $110,000 over 2004 expenses due to reduced international travel and the strategic decision to revert to the use of Contractors instead of direct employees.

Our research and development expenses from inception (April 26, 2000) until December 31, 2005 were approximately $1,200,000. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power & Water, Inc. and $103,000 consisted of payments to other consultants.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. The Company has signed an Expression of Interest with an entity in the United Arab Emirates to supply a JWS as a trial facility. In the event that negotiations are successfully concluded the company will receive sale proceeds.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of the end of the reporting period, the Company had a bank balance of $1,828.

From the inception of the Company, through December 31, 2005, net cash used in operations of $5,497,000 and net cash used in investing activities of $85,000 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $5,277,000 and a loan from a shareholder in the amount of $245,429. Of these totals, $967,000 was raised through the sale of stock in the year ended December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company required to be included in
Item 7 are set forth in the Financial Statements Index and follow this page.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statement of Operations for the years ended December 31, 2005 and 2004, and from Inception of Development Stage to December 31, 2005

Consolidated Statement of Stockholders' Equity (Deficit) from Inception of Development Stage to December 31, 2005

Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004, and from Inception of Development Stage to December 31, 2005

Notes to Consolidated Financial Statements

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                                (CONSOLIDATED)


                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm for the
year ended December 31, 2005                                                 17

Report of Independent Registered Public Accounting Firm for the
year ended December 31, 2004                                                 18

Consolidated Balance Sheets                                                  19

Consolidated Statements of Operations                                        20

Consolidated Statement of Changes in Stockholders' Equity (Deficit)          21

Consolidated Statements of Cash Flows                                        22

Notes to Consolidated Financial Statements                                   23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aqua Dyne, Inc. and Subsidiary

We have audited the accompanying balance sheet of Aqua Dyne, Inc. and Subsidiary as of December 31, 2005, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aqua Dyne, Inc. and Subsidiary as of December 31, 2004, were audited by other auditors whose report dated May 25, 2005, on those statements included an explanatory paragraph that described the factors that raised substantial doubt about the Company's ability to continue as a going concern discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Dyne, Inc. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquez & Co. LLP

Los Angeles, California
March 24, 2006

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


/s/ Mendoza Berger & Company, LLP

Irvine, California
May 25, 2005


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------

                                             ASSETS


                                                                    DECEMBER 31,   DECEMBER 31,
                                                                        2005          2004
                                                                    ------------   ------------
Current assets:
    Cash                                                            $     1,828   $    401,202
    Prepaid expenses                                                     26,424         56,961
                                                                    ------------   ------------
     Total current assets                                                28,252        458,163
                                                                    ------------   ------------
Property and equipment, net of depreciation                              34,089         47,000

Intellectual property, net of amortization                                2,887          3,087
                                                                    ------------   ------------
     Total assets                                                   $    65,228    $   508,250
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $   164,930    $    91,201
    Payroll and payroll taxes payable                                    11,381          2,300
    Shareholder loans                                                   245,429        300,000
                                                                    ------------   ------------
     Total current liabilities                                          421,740        393,501
                                                                    ------------   ------------

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      14,416,410 and 9,903,753 shares issued and outstanding at
      December 31, 2005 and December 31, 2004, respectively              14,415          9,903
    Additional paid-in capital                                        9,892,369      7,641,525
    Common stock subscribed, 62,500 and 2,004,888 shares at
      December 31, 2005 and December 31, 2004, respectively              50,000        890,230
    Deficit accumulated during development stage                    (10,324,295)    (8,586,449)
    Accumulated other comprehensive income                               10,999        159,540
                                                                    ------------   ------------
     Total stockholders' equity                                        (356,512)       114,749
                                                                    ------------   ------------
    Total liabilities and stockholders' equity (deficit)            $    65,228    $   508,250
                                                                    ============   ============


The accompanying notes are an integral part of these financial statements

                                              19






                                   AQUA DYNE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------

                                                                                           CUMULATIVE AMOUNTS
                                                                                             FROM INCEPTION
                                                         FOR THE YEAR      FOR THE YEAR     (APRIL 26, 2000)
                                                             ENDED             ENDED            THROUGH
                                                          DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                             2005              2004               2005
                                                       ----------------   ----------------   ----------------
Operating expenses:
    General and administrative                         $     1,638,273    $     1,739,869    $     4,838,003
    Research and development                                   103,010            112,468          1,200,466
    Impairment loss on intellectual property                        --          3,300,000          4,300,000
                                                       ----------------   ----------------   ----------------

Total operating expenses                                     1,741,283          5,152,337         10,338,469
                                                       ----------------   ----------------   ----------------

Loss from operations                                        (1,741,283)        (5,152,337)       (10,338,469)

Interest income                                                  3,437             12,187             34,393
Loss on disposition of fixed asset                                  --            (18,700)           (18,700)
Interest expense                                                    --                 --               (644)
Provision for taxes                                                                  (267)              (875)
                                                       ----------------   ----------------   ----------------

Net loss                                               $    (1,737,846)   $    (5,159,117)   $   (10,324,295)
                                                       ================   ================   ================

Loss per share                                         $         (0.13)   $         (0.56)
                                                       ================   ================
Weighted average number of common shares outstanding        13,522,617          9,281,768
                                                       ================   ================


The accompanying notes are an integral part of these financial statements

                                                        20






                                                  AQUA DYNE, INC. AND SUBSIDIARY
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------------------------------------------------------------------------------------------------------
                                               Common Stock                             Deficit
                             ------------------------------------------------------   accumulated
                                              Par         Additional                     during         Other            Total
                                Shares       value          paid-in       Shares      development    Comprehensive   stockholders'
                                issued       $0.001         capital     subscribed       stage          income      equity (deficit)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance at inception-
  April 26, 2000                      --   $        --   $        --   $        --    $        --    $        --    $            --
Issuance of stock for
  intellectual property        4,000,000         4,000            --            --             --             --              4,000
Issuance of stock to directors   650,000           650            --            --             --        --                     650
Net loss                              --            --            --            --        (18,973)            --            (18,973)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2000      4,650,000         4,650            --            --        (18,973)            --            (14,323)
Issuance of stock for cash       997,000           997       996,003            --             --             --            997,000
Issuance of stock for
 intellectual property         1,000,000         1,000       999,000            --             --             --          1,000,000
Net loss                              --            --            --            --     (1,638,743)            --         (1,638,743)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2001      6,647,000         6,647     1,995,003            --     (1,657,716)            --            343,934
Issuance of stock for cash       585,000           585       584,415            --             --             --            585,000
Net loss                              --            --            --            --       (662,710)            --           (662,710)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2002      7,232,000         7,232     2,579,418            --     (2,320,426)            --            266,224
Issuance of stock for cash       583,985           584       875,470            --             --             --            876,054
Issuance of stock for services    50,000            50       189,950            --             --             --            190,000
Common stock subscribed               --            --            --         44,097            --             --             44,097
Net loss                              --            --            --             --    (1,106,906)            --         (1,106,906)
Adjust for foreign
  currency translation                --            --            --            --             --         23,637             23,637
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (1,083,269)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2003      7,865,985         7,866     3,644,838        44,097     (3,427,332)        23,637            293,106
Issuance of stock for
  intellectual property        1,000,000         1,000     3,299,000            --             --             --          3,300,000
Stock subscribed issued           29,398            29        44,068       (44,097)            --             --                 --
Issuance of stock for cash       978,370           978       616,149            --             --             --            617,127
Issuance of stock for services    30,000            30        37,470            --             --             --             37,500
Common stock subscribed               --            --            --       890,230             --             --            890,230
Net loss                              --            --            --            --     (5,159,117)            --         (5,159,117)
Adjustment for foreign
  currency translation                --            --            --            --             --        135,903            135,903
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (5,023,214)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2004      9,903,753         9,903     7,641,525       890,230     (8,586,449)       159,540            114,749
Issuance of stock for cash     3,845,638         3,845     1,853,673      (890,230)            --             --            967,288
Issuance of stock for note       588,235           588       299,412            --             --             --            300,000
Issuance of stock for services    78,784            79        97,759            --             --             --             97,838
Common stock subscribed
     (62,500 shares)                  --            --            --        50,000             --             --             50,000
Net loss                              --            --            --            --     (1,737,846)            --         (1,737,846)
Adjustment for foreign
  currency translation                --            --            --            --             --       (148,541)          (148,541)
                                                                                                                    ----------------
Comprehensive loss                    --            --            --            --             --             --         (1,886,387)
                             ------------  ------------  ------------  ------------  -------------   ------------   ----------------
Balance December 31, 2005     14,416,410   $    14,415   $ 9,892,369   $    50,000   $(10,324,295)   $    10,999   $      (356,512)
                             ============  ============  ============  ============  =============   ============   ================


The accompanying notes are an integral part of these financial statements

                                                                 21






                                     AQUA DYNE, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      CUMULATIVE AMOUNTS
                                                                                        FROM INCEPTION
                                                   FOR THE YEAR       FOR THE YEAR     (APRIL 26, 2000)
                                                       ENDED              ENDED             THROUGH
                                                 DECEMBER 31, 2005  DECEMBER 31, 2004  DECEMBER 31, 2005
                                                 -----------------  -----------------  -----------------
Cash flows from operating activities:
   Net loss                                       $    (1,737,846)   $    (5,159,117)   $   (10,324,295)

Adjustments to reconcile net loss to net
  cash used in operating activities:
    Amortization and depreciation                          17,641              3,724             32,970
    Impairment of intellectual property                        --          3,300,000          4,300,000
    Shares issued for services                             97,838             37,500            325,988
    Disposition of property                                    --             18,700             18,700
Changes in assets and liabilities:
    Increase in prepaid expenses                           30,537            (28,630)           (26,424)
    Increase (decrease) in accounts payable                73,729             39,479            164,930
    Increase in payroll and taxes payable                   9,081              2,300             11,381
                                                  ----------------   ----------------   ----------------
       Net cash used in operations                     (1,509,020)        (1,786,044)        (5,496,750)
                                                  ----------------   ----------------   ----------------
Cash flows used by investing activities:
    Disposition (acquisition) of equipment                 (4,530)           (35,953)           (84,646)
                                                  ----------------   ----------------   ----------------
        Net cash used by investing activities              (4,530)           (35,953)           (84,646)
                                                  ----------------   ----------------   ----------------
Cash flows from financing activities:
    Issuance of common stock                              967,288            617,127          5,276,796
    Loan from shareholder                                 245,429                 --            245,429
    Common shares subscribed                               50,000            890,230             50,000
                                                  ----------------   ----------------   ----------------
        Net cash from financing activities              1,262,717          1,507,357          5,572,225
                                                  ----------------   ----------------   ----------------
Comprehensive gain (loss) on translation                 (148,541)           135,903             10,999
Net decrease in cash                                     (399,374)          (178,737)             1,828
Cash, beginning of period                                 401,202            579,939                 --
                                                  ----------------   ----------------   ----------------
Cash, end of period                               $         1,828    $       401,202    $         1,828
                                                  ================   ================   ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property   $            --    $     3,300,000    $     4,304,000
                                                  ================   ================   ================
    Issuance of stock for services                $        97,838    $        37,500    $       325,988
                                                  ================   ================   ================
    Issuance of stock subscribed in prior year    $       890,230             44,097                 --
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

         Aqua Dyne Australia Pty Ltd. (a wholly-owned subsidiary) was formed in December 2002. During the year it worked in tandem with the Company in marketing the JWS in Australia.


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

         PROPERTY AND EQUIPMENT
         ----------------------
         Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

         INTELLECTUAL PROPERTY
         ---------------------
         The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. Amortization expense charged to operations for the years ended December 31, 2005 and 2004 was $200 for each year, respectively, and $1,113 through the period from inception through December 31, 2005.

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

         FOREIGN CURRENCY TRANSLATION
         ----------------------------
         The Company translates the foreign currency financial statements of its foreign operations in accordance with Generally Accepted Accounting Principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders' equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the years ended December 31, 2005 and 2004 was $(148,541) and $135,903, respectively.

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------
         The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense.

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------
         FASB issued in August 2001, SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets". In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 and $3,300,000 for the years ended December 31, 2001 and 2004, respectively, in accordance with SFAS 121, which was superseded by SFAS 144.

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

4. PROPERTY AND EQUIPMENT
   ----------------------

         Property and equipment consist of the following:

                                        DECEMBER 31, 2005     DECEMBER 31, 2004
                                        -----------------     -----------------
         Computers                      $          7,304      $          7,304
         Office furniture and equipment           58,642                54,112
                                        -----------------     -----------------
                                                  65,946                61,416
         Accumulated depreciation                (31,857)              (14,416)
                                        -----------------     -----------------

                                        $         34,089      $         47,000
                                        =================     =================

         Depreciation expense for the years ended December 31, 2005 and 2004 was $17,441 and $3,524, respectively.


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

         In addition, the Company entered into a five year agreement in June 2000 with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company paid annual payments of $100,000 until June of 2005 when the agreement ran out and was not renewed. During the years ended December 31, 2005 and 2004, the Company paid $50,000 and $100,000 respectively

         As of December 31, 2005 and 2004, Global owned 6% and 13%, respectively of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant influence over the Company.

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

         During the year ended December 31, 2005 the Company issued 78,784 shares of common stock for services at the closing stock price on the date of issue $97,838. The Company issued 1,840,750 shares of common stock for cash, $967,288, 2,004,888 shares of common stock that had been subscribed in 2004, $890,230 and 588,235 shares of common stock for a note payable of $300,000.


7. INCOME TAXES
   ------------

         The components of the deferred tax asset is as follows:

                                            DECEMBER 31, 2005  DECEMBER 31, 2004
                                            -----------------  -----------------
         Deferred tax assets:
           Net operating loss carry-forward  $     2,078,000   $      1,622,000

         Valuation allowance                      (2,078,000)        (1,622,000)
                                            -----------------  -----------------

         Net deferred tax assets            $             --   $             --
                                            =================  =================


         The Company had available approximately $5,857,000 and $4,573,000 of unused Federal and state net operating loss carry-forwards at December 31, 2005 and 2004, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2029 and 2015 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                        DECEMBER 31, 2005    DECEMBER 31, 2004
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
                                                        =================    =================

8. STOCK OPTION PLAN
   -----------------

         On June 6, 2002, the Company adopted a stock option plan (amended and restated in 2003) under which 1,000,000 shares of common stock are available for issuance with respect to employees and service providers of the Company. The options may be exercised at not less than 100% of the fair value of the shares or 110% if the person is an affiliate of the Company on the date of grant. The options expire after 10 years or 5 years from the date of grant if the person is an affiliate of the Company. The options are exercisable ratably over a 5 year period when granted and are subject to restrictions on transfer, during the term of the option. The plan terminates 10 years from the date of adoption.

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the years ended December 31, 2005 and 2004.

                                                                WEIGHTED AVERAGE
                                                    OPTIONS      EXERCISE PRICE
                                               ---------------  ----------------

         Options outstanding at June 6, 2002               --   $            --
         Granted during the year                      200,000              1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2002             200,000   $          1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2003             200,000   $          1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2004             200,000   $          1.05
                                               ---------------  ----------------
         Outstanding at December 31, 2005             200,000   $          1.05
                                               ===============  ================

         120,000 and 120,000 stock options were exercisable as of December 31, 2005 and 2004, respectively.

         The following tabulation summarizes certain information concerning outstanding and exercisable options at December 31, 2005:

         Outstanding options:
             Number outstanding                                         200,000
             Weighted average exercise price                            $  1.05
             Weighted average remaining contractual life in years          6.42


9. SHAREHOLDER LOANS
   -----------------

         During the year ended December 31, 2005 the Company converted the shareholder loan $300,000 into shares of common stock. The conversion ratio was the principal balance of the loan divided by the current market price of the Company's common stock on the conversion date.

         During the year ended December 31, 2005 additional shareholder loans were received in amount of $245,249. The loans bear no interest and are due on demand.


10. SEGMENT INFORMATION
    -------------------

         The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company's marketing and research and development activity is administered in two operating segments: United States and Australia.

                                  United States      Australia
                                  -------------      ---------

Net Loss                 2005      $   287,188     $ 1,450,658
                         2004      $ 3,893,851     $ 1,265,266
                                   ------------    ------------
Long lived assets (net)  2005      $         0     $    34,089
                         2004      $         0     $    47,000

11. SUBSEQUENT EVENTS
    -----------------

         Subsequent to December 31, 2005 the Company issued 300,000 share of common stock for cash $100,000 ($0.33 per share)and 102,000 share of common stock for services valued at $134,420 ($1.32 per share).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There was a change in auditors from Mendoza Berger & Co. LLP to Vasquez & Company LLP, but no disagreements on accounting and\or financial matters with the auditors and accountants.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The officers and directors of the Company, their ages and present positions held with the Company are as follows:

    NAME             AGE            POSITIONS WITH THE COMPANY
    ----             ---            --------------------------
Paul Bailey          58             Director, Chief Executive Officer and
                                    Chief Financial Officer

Gaylord Beeson       57             Director


Mr. Bailey - Director brings over 30 years of international business experience to the company involving both corporate and government entities, including managing directorships as well as an appointment to a House / senate committee on international policy for a state government of the United States of America, with similar activities in Europe for several years prior to moving to Australia. He is currently a director for a major European advertising / marketing company as well as principal for an international technology company.

Mr Beeson - Director has a history of 27 years in the oil and chemical industry. His specific expertise is in Plant Design, Project Management, Plant Operations and Quality Control. As the company moves from its current development phase to commercial production Mr. Beeson's expertise will prove invaluable.

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

Effective from close of business on 31 December Mr. Tom Svalberg resigned to pursue personal Interests. His position has not been replaced at this time. In view of the resignations during the year the Company no longer has standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

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

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2005 and thereafter, the Company believes that, during the Company's 2005 fiscal year, all Section 16(a) filing requirements applicable to the Company's reporting persons were complied with, except that some of the filings under Section 16(a) were filed late.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2005, by our Chief Executive Officers and Directors.

                           SUMMARY COMPENSATION TABLE

Name and Principal                                                 Restricted
    Position           Year        Salary      Bonus     Other    Stock Awards
    --------           ----        ------      -----     -----    ------------
Greg Paxton            2005       $     --    $    0    $   --      $28,000
CEO and Director until October 3, 2005

Tom Svalberg           2005       $ 25,000    $   --    $   --      $28,000
Director through December 31, 2005

Paul Bailey            2005       $     --    $   --    $   --      $28,000
CEO and Director from October 3, 2005

There are no employment agreements in place with the Company at this time.

In August 2000, Mr. Ritter was issued 25,000 restricted shares at par value by the Company for his agreement to serve on the Board of Directors of the Company. In May, 2002, Messrs. Ritter and Henderson were each granted an option to purchase 100,000 shares of the Company's common stock for their respective services to the Company. The exercise price of Mr. Henderson's option was $1.00 per share. The exercise price of Mr. Ritter's option was $1.10 per share. Mr. Ritter resigned as a director in April 2004.

Consulting Agreements
---------------------

The Company's agreement with Global Power & Water, Inc. to assist the Company and to provide consulting services with respect to further development of the prototype of the JWS technology ended in June 2005.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 31, 2005 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all Officers and Directors on December 31, 2005, there were 14,416,410 shares of common stock outstanding.

                           Amount and Nature of
        Name              Beneficial Ownership (1)          Percent of Ownership
        ----              ----------------------            --------------------

Global Power
 and Water, Inc. (2)              896,726                           6%
 1117 Desert Lane                 Direct
 Suite 665
 Las Vegas Nevada

Greg Paxton (2)(3)                896,726                           6%
                                  Indirect
                                  603,235                           4%
                                  Direct

South Pacific Environmental
 Trust                            725,000                           5%
                                  Direct

London Equities Corporation
c/- ADI
Stapylton, Qld,Australia,4207     901,851                           6.1%

Paul Bailey (3)                    30,000                           0%
Director

Gaylord Beeson  (3)                 5,000                           0%
Director


ALL 5% HOLDERS, OFFICERS AND
  DIRECTORS AS A GROUP
  (2 PERSONS)                   3,161,812                          22%

--------------

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

(2) Global Power and Water, Inc., a Nevada corporation ("Global") has been issued the final installment of 1,000,000 shares pursuant to the agreement to assign the JWS technology to the Company. Global is beneficially owned and controlled by Greg Paxton, the Company's CEO and CFO. The number of shares held by Global as of 31 December, 2004 was 1,252,680.

(3)      C/o Company's address: 23011 Moulton Parkway, A-10, Laguna Hills, Ca.
         92653

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

         A five year agreement relating to technical assistance was also signed with Global. Global received $80,000 per year until the prototype passed the test requirements and received $100,000 per year until the Company did not renew the agreement in June 2005.

         On August 15, 2000, the Company issued 25,000 restricted shares at par value to each of the two Directors. On April 26, 2000, the Company issued 600,000 restricted shares to a former Company director and incorporator, valued at par value.

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

10.4                Promissory Note to Global Power & Water, Inc.*

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


* Previously filed with the Securities and Exchange Commission on Form 10-SB.

(b) Reports on Form 8-K.  None in fourth quarter.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

AUDIT FEES
During 2005 and 2004 the Company paid Mendoza Berger & Company LLP a total of $10,150 and $10,150 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2004 and 2003, respectively. The Company paid $12,819 to BDO Kendall for the audit of the Australian subsidiary for December 31, 2004 in 2005.

ALL OTHER FEES:
During the year ended December 31, 2005 the Company paid Vasquez & Co. LLP $35,160 for reviews of Quarterly 10-QSB filings during 2005.

During 2005 and 2004 the Company paid Mendoza Berger & Company LLP a total of $2,537 and $11,000 for professional services rendered in connection with the reviews of the March 31, 2004,June 30, 2004 and September 30, 2004, Forms 10-QSB and the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB, respectively.

Tax Fees: None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2006                  AQUA DYNE, INC.

                                       By: /s/ Paul Bailey
                                           -------------------------------------
                                           Paul Bailey
                                           Chief Executive Officer and Chief
                                           Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                           DATE
    ---------                          -----                           ----

/s/ Paul Bailey       Chief Executive Officer and Director        March 29, 2006
Paul Bailey              (PRINCIPAL EXECUTIVE OFFICER)

/s/ Paul Bailey       Chief Financial Officer (PRINCIPAL          March 29, 2006
Paul Bailey                FINANCIAL OFFICER AND PRINCIPAL
                              ACCOUNTING OFFICER)