Form 10QSB
period 2006-03-31
AQUA DYNE INC
filed 2006-05-11
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended March 31, 2006

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

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

         As of March 31, 2006, there were 15,141,483 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statements of Stockholders' Equity (Deficit)            5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     8

Item 3. Controls and Procedures                                              10

PART II. OTHER INFORMATION                                                   10

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES                                                                   11


                                 AQUA DYNE, INC. AND SUBSIDIARY
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS
- -----------------------------------------------------------------------------------------------
                                             ASSETS


                                                                 March 31, 2006   DECEMBER 31,
                                                                    UNAUDITED         2005
                                                                    ------------   ------------
Current assets:
    Cash                                                            $         --   $      1,828
    Prepaid expenses                                                      17,274         26,424
                                                                    ------------   ------------
     Total current assets                                                 17,274         28,252
                                                                    ------------   ------------

Property and equipment, net                                               30,607         34,089
Intellectual property, net of amortization                                 2,837          2,887
                                                                    ------------   ------------
     Total assets                                                   $     50,718   $     65,228
                                                                    ============   ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $    104,433   $    164,930
    Bank overdraft                                                         4,233             --
    Payroll and payroll taxes payable                                      4,326         11,381
    Shareholder loans                                                    241,847        245,429
                                                                    ------------    ------------
     Total current liabilities                                           354,839        421,740
                                                                    ------------    ------------
Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized;
      15,141,483 and 14,416,410 shares issued and outstanding at
      March 31, 2006 and December 31, 2005, respectively                  15,140         14,415
    Additional paid in capital                                        10,237,778      9,892,369
    Common stock subscribed, 62,500 shares at December 31, 2005               --         50,000
    Deficit accumulated during development stage                     (10,631,300)   (10,324,295)
    Accumulated other comprehensive income                                74,261         10,999
                                                                    ------------    ------------
     Total stockholders' equity (deficit)                               (304,121)      (356,512)
                                                                    ------------    ------------
     Total liabilities and stockholders' equity                     $     50,718    $    65,228
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements

                                                   3





                                    AQUA DYNE, INC. AND SUBSIDIARY
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

-----------------------------------------------------------------------------------------------------

                                                                                        CUMULATIVE
                                                                                        AMOUNTS FROM
                                                      FOR THE THREE    FOR THE THREE    APRIL 26,
                                                      MONTHS ENDED     MONTHS ENDED     2000 TO MARCH
                                                      MARCH 31, 2006   MARCH 31, 2005   31, 2006
                                                       ------------    ------------    ------------

Operating expenses:
  General and administrative                           $   322,045    $    686,248    $  5,160,048

  Research and development                                      --          25,000       1,200,466
  Impairment loss on intellectual property                      --              --       4,300,000
                                                       ------------    ------------    ------------
Total operating expenses                                   322,045         711,248      10,660,514

Loss from operations                                      (322,045)       (711,248)    (10,660,514)

Other income (expense)
  Interest income                                              124            2,110         34,517
  Interest expense                                              --               --           (644)
  Gain (loss) on disposition of assets                      15,210               --         (3,490)
  Provision for taxes                                         (294)              --         (1,169)
                                                       ------------    ------------    ------------

Net loss                                               $   (307,005)   $   (709,138)  $ (10,631,300)
                                                       ============    ============    ============

Loss per share                                         $      (0.02)   $     (0.06)
                                                       ============    ============

Weighted average number of common shares outstanding     14,711,967     11,386,461
                                                       ============    ============


The accompanying notes are an integral part of these financial statements

                                        4






                                                   AQUA DYNE, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                           Deficit
                                 -----------------------------------------------------   accumulated
                                                   Par        Additional                    during                        Total
                                    Shares        value        paid-in       Shares      development   Comprehensive   stockholders'
                                    issued        $0.001       capital      subscribed      stage          income         equity
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance at inception-
  April 26, 2000                           --  $         --  $         --  $        --   $         --   $         --   $         --
Issuance of stock for
  intellectual property             4,000,000         4,000            --           --             --             --          4,000
Issuance of stock to directors        650,000           650            --           --             --             --            650
Net loss                                   --            --            --           --        (18,973)            --        (18,973)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2000           4,650,000         4,650            --           --        (18,973)            --        (14,323)
Issuance of stock for cash            997,000           997       996,003           --             --             --        997,000
Issuance of stock for
 intellectual property              1,000,000         1,000       999,000           --             --             --      1,000,000
Net loss                                   --            --            --           --     (1,638,743)            --     (1,638,743)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2001           6,647,000         6,647     1,995,003           --     (1,657,716)            --        343,934
Issuance of stock for cash            585,000           585       584,415           --             --             --        585,000
Net loss                                   --            --            --           --       (662,710)            --       (662,710)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2002           7,232,000         7,232     2,579,418           --     (2,320,426)            --        266,224
Issuance of stock for cash            583,985           584       875,470           --             --             --        876,054
Issuance of stock for services         50,000            50       189,950           --             --             --        190,000
Common stock subscribed                    --            --            --       44,097             --             --         44,097
Net loss                                   --            --            --           --     (1,106,906)            --     (1,106,906)
Adjust for foreign
  currency translation                     --            --            --           --             --         23,637         23,637
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,083,269)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2003           7,865,985         7,866     3,644,838       44,097     (3,427,332)        23,637        293,106
Issuance of stock for
  intellectual property             1,000,000         1,000     3,299,000           --             --             --      3,300,000
Stock subscribed issued                29,398            29        44,068      (44,097)            --             --             --
Issuance of stock for cash            978,370           978       616,149           --             --             --        617,127
Issuance of stock for services         30,000            30        37,470           --             --             --         37,500
Common stock subscribed                    --            --            --      890,230             --             --        890,230
Net loss                                   --            --            --           --     (5,159,117)            --     (5,159,117)
Adjustment for foreign
  currency translation                     --            --            --           --             --        135,903        135,903
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (5,023,214)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2004           9,903,753         9,903     7,641,525      890,230     (8,586,449)       159,540        114,749
Issuance of stock for cash          3,845,638         3,845     1,853,673     (890,230)            --             --        967,288
Issuance of stock for note            588,235           588       299,412           --             --             --        300,000
Issuance of stock for services         78,784            79        97,759           --             --             --         97,838
Common stock subscribed
  (62,500 shares)                          --            --            --       50,000             --             --         50,000
Net loss                                   --            --            --           --     (1,737,846)            --     (1,738,846)
Adjustment for foreign
  currency translation                     --            --            --           --             --       (148,541)      (148,541)
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,886,387)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2005          14,416,410  $     14,415  $  9,892,369  $    50,000   $(10,324,295)  $     10,999   $   (356,512)
Issuance of stock for cash            618,073           618       205,346      (50,000)            --             --        155,964
Issuance of stock for services        107,000           107       140,063           --             --             --        140,170
Net loss                                   --            --            --           --       (307,005)            --       (307,005)
Adjustment for foreign currency
  translation                              --            --            --           --             --         63,262         63,262
                                                                                                                      ------------
Comprehensive loss                         --            --            --           --             --             --       (243,743)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance March 31, 2006
  (unaudited)                     15,141,483  $     15,140  $ 10,237,778  $        --   $(10,631,300)  $     74,261   $   (304,121)
                                 ============  ============  ============  ===========   ============   ============   ============

The accompanying notes are an integral part of these financial statements

                                                  5






                                    AQUA DYNE, INC. AND SUBSIDIARY
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     CUMULATIVE AMOUNTS
                                                                                       FROM INCEPTION
                                                    FOR THE THREE     FOR THE THREE   (APRIL 26, 2000)
                                                     MONTHS ENDED     MONTHS ENDED         THROUGH
                                                    MARCH 31, 2006    MARCH 31, 2005    MARCH 31 2006
                                                      UNAUDITED        UNAUDITED        UNAUDITED
                                                     ------------      ------------      ------------
Cash flows from operating activities:
   Net loss                                          $   (307,005)     $   (709,138)     $(10,631,300)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                           3,532             3,005            36,502
    Impairment of intellectual property                        --                --         4,300,000
    Shares issued for services                            140,170            97,838           466,158
    Disposition of property                                    --                --            18,700
Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses                 9,150           (27,537)          (17,274)
    Increase (decrease) in accounts payable               (60,497)          (70,716)          104,433
    Increase (decrease) in accrued payroll taxes           (7,055)            2,171             4,326
                                                     ------------      ------------      ------------
       Net cash used in operations                       (221,705)         (704,377)       (5,718,455)
                                                     ------------      ------------      ------------
Cash flows used by investing activities:
    Acquisition of fixed assets                                --            (2,921)          (84,646)
                                                     ------------      ------------      ------------
        Net cash used in investing activities                  --            (2,921)          (84,646)
                                                     ------------      ------------      ------------
Cash flows from financing activities:
    Issuance of common stock                              155,964           533,819         5,482,760
    Loan from shareholder                                  (3,582)               --           241,847
    Stock subscribed                                           --            71,284                --
    Overdraft                                               4,233                --             4,233
                                                     ------------      ------------      ------------
        Net cash from financing activities                156,615           605,103         5,728,840
                                                     ------------      ------------      ------------
Comprehensive gain (loss) on translation                   63,262           (32,529)           74,261

Net increase (decrease) in cash                            (1,828)         (134,724)               --
Cash, beginning of period                                   1,828           401,202                --
                                                     ------------      ------------      ------------
Cash, end of period                                  $         --      $    266,478      $         --
                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property      $         --      $         --      $  4,304,000
                                                     ============      ============      ============
    Issuance of stock for services                   $    140,170      $     79,838      $    466,158
                                                     ============      ============      ============
    Issuance of stock subscribed                     $     50,000      $    890,230      $         --
                                                     ============      ============      ============
    Issuance of stock for loan payable               $         --      $    300,000      $         --
                                                     ============      ============      ============


The accompanying notes are an integral part of these financial statements

                                                   6

                         AQUA DYNE, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
         AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2006
                                  (UNAUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL INFORMATION
   -----------------------------

         The consolidated financial statements of Aqua Dyne, Inc. (the Company) and its wholly-owned subsidiary Aqua Dyne Australia Pty Ltd as of March 31, 2006 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

         Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005.

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

         During the year ended December 31, 2004 the Company issued 1,000,000 shares of common stock at a par value of $0.001 per share in payment of intellectual property acquired in 2000. Since the fair market value of the stock on the date issued was $3.30 the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment of long-lived asset of $3,300,000.

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

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia. During the three months ended March 31, 2006, most of the operations were conducted in Australia.

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

Results of operations
----------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until March 31, 2006 was $10,631,000. Our net loss for the three months ended March 31 2006 was $307,000 as compared to $709,000 for the three months ended March 31, 2005.

Our general and administrative expenses from inception (April 26, 2000) until March 31, 2006 were $5,160,000. Our general and administrative expenses for the three months ended March 31, 2006 were $322,000 as compared to $686,000 for the three months ended March 31, 2005. The reduction in expenses of $364,000 is due to the decrease in the use of contract labor ($189,000)and other consultants ($88,000), the use of less facilities reducing rent by $13,000 and a general decline in all other general expense due to reduced activity.


Our research and development expenses from inception (April 26, 2000) until March 31, 2006 were $1,200,000. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. There were no research and development costs for the three months ended March 31, 2006 as the research contract with Global ended in June of 2005, which was $25,000 per quarter.


The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had a bank overdraft of $4,233 at March 31, 2006, as compared to cash of $1,828 at December 31, 2005.

To date the Company continues to fund its operations from private placements of common shares. During the three months ended March 31, 2006 the Company substantially covered the three month loss of $307,000 issuing common shares for cash $156,000 and issuing common stock for services $140,000.



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

               8-K filed on January 4, 2006 Resignation of Director 8-K filed on February 10, 2006 Resignation of Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2006                     AQUA DYNE, INC.

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


    SIGNATURE                       TITLE                              DATE
    ---------                       -----                              ----

/s/ Paul Bailey           Chief Executive Officer and              May 10, 2006
---------------------      Director (PRINCIPAL EXECUTIVE
  Paul Bailey              OFFICER)


/s/ Paul Bailey           Chief Financial Officer (PRINCIPAL       May 10, 2006
---------------------      FINANCIAL OFFICER AND PRINCIPAL
Paul Bailey                ACCOUNTING OFFICER)