Form 10QSB
period 2006-06-30
EESTech, Inc.
filed 2006-08-10
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended June 30, 2006

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No. 0-32863

                     EESTech, Inc (Formerly Aqua Dyne, Inc).
                     ---------------------------------------
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

         As of July 10, 2006, there were 17,619,358 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statements of Stockholders' Equity                      5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

Item 3. Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults On Senior Securities                                       11

Item 4.  Submission of Items to a Vote                                       11

Item 5.  Other Information                                                   12

Item 6.

(a) Exhibits (b) Reports on Form 8K                                          12

SIGNATURES                                                                   13


                                         EESTECH, INC. AND SUBSIDIARY
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------
                                             ASSETS


                                                                       June 30, 2006       DECEMBER 31,
                                                                         UN-AUDITED            2005
                                                                        ------------       ------------
Current assets:
    Cash                                                                $     16,551       $      1,828
    Prepaid expenses                                                          17,220             26,424
                                                                        ------------       ------------
     Total current assets                                                     33,771             28,252
                                                                        ------------       ------------

Property and equipment, net of depreciation                                   27,357             34,089
Intellectual property, net of amortization                                     2,787              2,887
                                                                        ------------       ------------
     Total assets                                                       $     63,915       $     65,228
                                                                        ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $        274       $    164,930
    Payroll and payroll taxes payable                                          4,326             11,381
    Shareholder loans                                                        245,641            245,429
                                                                        ------------       ------------
     Total current liabilities                                               250,241            421,740
                                                                        ------------       ------------
Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares
      authorized; 15,348,224 and 14,416,410 shares issued
      and outstanding at June 30, 2006 and December 31, 2005,
      respectively                                                            15,347             14,415
    Additional paid in capital                                            10,357,951          9,892,369
    Common stock subscribed, 507,610 and 62,500 shares at
      June 30, 2006 and December 31, 2005, respectively                      203,044             50,000
    Deficit accumulated during development stage                         (10,905,088)       (10,324,295)
    Accumulated other comprehensive income                                   142,420             10,999
                                                                        ------------       ------------
     Total stockholders' equity (deficit)                                   (186,326)          (356,512)
                                                                        ------------       ------------
     Total liabilities and stockholders' equity                         $     63,915       $     65,228
                                                                        ============       ============

The accompanying notes are an integral part of these financial statements


                                                   3





                                                   EESTECH, INC. AND SUBSIDIARY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

         CUMULATIVE
                                                                                         FOR THE        FOR THE        AMOUNTS FROM
                                                       FOR THE SIX     FOR THE SIX     THREE MONTHS   THREE MONTHS       APRIL 26,
                                                       MONTHS ENDED    MONTHS ENDED       ENDED           ENDED           2000 TO
                                                       JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006
                                                       ------------    ------------    ------------    ------------    ------------
Operating expenses:
  General and administrative                           $    596,089    $  1,080,928    $    274,044    $    394,680    $  5,434,092
  Research and development                                       --          50,000              --          25,000       1,200,466
  Impairment loss on intellectual property                       --              --              --              --       4,300,000
                                                       ------------    ------------    ------------    ------------    ------------
Total operating expenses                                    596,089       1,130,928         274,044         419,680      10,934,558

Loss from operations                                       (596,089)     (1,130,928)       (274,044)       (419,680)    (10,934,558)

Other income (expense)
  Interest income                                               380           3,278             256           1,168          34,773
  Other income                                               15,210              --              --              --          15,210
  Interest expense                                               --              --              --              --            (644)
  Loss on disposition of assets                                  --              --              --              --         (18,700)
  Provision for taxes                                          (294)             --              --              --          (1,169)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss                                               $   (580,793)   $ (1,127,650)   $   (273,788)   $   (418,512)   $(10,905,088)
                                                       ============    ============    ============    ============    ============

Loss per share                                         $      (0.04)   $      (0.09)   $      (0.02)   $      (0.03)
                                                       ============    ============    ============    ============
Weighted average number of common shares outstanding     15,007,735      12,736,908      15,303,550      14,072,515
                                                       ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements

                                                                               4





                                                   EESTECH, INC. AND SUBSIDIARY
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                           Deficit
                                 -----------------------------------------------------   accumulated
                                                   Par        Additional                    during                         Total
                                    Shares        value        paid-in       Shares      development    Comprehensive  stockholders'
                                    issued        $0.001       capital      subscribed      stage          income         equity
                                 ------------  ------------  ------------  -----------   ------------    ------------   ------------
Balance at inception-
  April 26, 2000                           --  $         --  $         --  $        --   $         --   $         --   $         --
Issuance of stock for
  intellectual property             4,000,000         4,000            --           --             --             --          4,000
Issuance of stock to directors        650,000           650            --           --             --             --            650
Net loss                                   --            --            --           --        (18,973)            --        (18,973)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2000           4,650,000         4,650            --           --        (18,973)            --        (14,323)
Issuance of stock for cash            997,000           997       996,003           --             --             --        997,000
Issuance of stock for
 intellectual property              1,000,000         1,000       999,000           --             --             --      1,000,000
Net loss                                   --            --            --           --     (1,638,743)            --     (1,638,743)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2001           6,647,000         6,647     1,995,003           --     (1,657,716)            --        343,934
Issuance of stock for cash            585,000           585       584,415           --             --             --        585,000
Net loss                                   --            --            --           --       (662,710)            --       (662,710)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2002           7,232,000         7,232     2,579,418           --     (2,320,426)            --        266,224
Issuance of stock for cash            583,985           584       875,470           --             --             --        876,054
Issuance of stock for services         50,000            50       189,950           --             --             --        190,000
Common stock subscribed                    --            --            --       44,097             --             --         44,097
Net loss                                   --            --            --           --     (1,106,906)            --     (1,106,906)
Adjust for foreign
  currency translation                     --            --            --           --             --         23,637         23,637
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,083,269)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2003           7,865,985         7,866     3,644,838       44,097     (3,427,332)        23,637        293,106
Issuance of stock for
  intellectual property             1,000,000         1,000     3,299,000           --             --             --      3,300,000
Stock subscribed issued                29,398            29        44,068      (44,097)            --             --             --
Issuance of stock for cash            978,370           978       616,149           --             --             --        617,127
Issuance of stock for services         30,000            30        37,470           --             --             --         37,500
Common stock subscribed                    --            --            --      890,230             --             --        890,230
Net loss                                   --            --            --           --     (5,159,117)            --     (5,159,117)
Adjustment for foreign
  currency translation                     --            --            --           --             --        135,903        135,903
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (5,023,214)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2004           9,903,753         9,903     7,641,525      890,230     (8,586,449)       159,540        114,749
Issuance of stock for cash          3,845,638         3,845     1,853,673     (890,230)            --             --        967,288
Issuance of stock for note            588,235           588       299,412           --             --             --        300,000
Issuance of stock for services         78,784            79        97,759           --             --             --         97,838
Common stock subscribed
  (62,500 shares)                          --            --            --       50,000             --             --         50,000
Net loss                                   --            --            --           --     (1,737,846)            --     (1,737,846)
Adjustment for foreign
  currency translation                     --            --            --           --             --       (148,541)      (148,541)
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,886,387)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2005          14,416,410  $     14,415  $  9,892,369  $    50,000   $(10,324,295)  $     10,999   $   (356,512)
Issuance of stock for cash            784,741           785       280,179      (50,000)            --             --        230,964
Issuance of stock for services        147,073           147       185,403           --             --             --        185,550
Stock subscribed (507,610)shares           --            --            --      203,044             --             --        203,044
Net loss                                   --            --            --           --       (580,793)            --       (580,793)
Adjustment for foreign currency
  translation                              --            --            --           --             --        131,421        131,421
                                                                                                                      ------------
Comprehensive loss                         --            --            --           --             --             --       (449,372)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance June 30, 2006
  (unaudited)                     15,348,224  $     15,347  $ 10,357,951  $    203,044   $(10,905,088)  $    142,420   $   (186,326)
                                 ============  ============  ============  ===========   ============   ============   ============


The accompanying notes are an integral part of these financial statements

                                                                               5





                                     EESTECH, INC. AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE AMOUNTS
                                                                                           FROM INCEPTION
                                                      FOR THE SIX        FOR THE SIX      (APRIL 26, 2000)
                                                      MONTHS ENDED       MONTHS ENDED         THROUGH
                                                     JUNE 30, 2006      JUNE 30, 2005       JUNE 30 2006
                                                       UN-AUDITED         UN-AUDITED         UN-AUDITED
                                                      ------------       ------------       ------------
Cash flows from operating activities:
   Net loss                                           $   (580,793)      $ (1,127,650)      $(10,905,088)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Amortization and depreciation                            6,832              7,734             39,802
    Impairment of intellectual property                         --                 --          4,300,000
    Shares issued for services                             236,994             97,838            562,982
    Disposition of property                                     --                 --             18,700
Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses                  9,204            (13,377)           (17,220)
    Increase (decrease) in accounts payable               (164,656)           (74,771)               274
    Increase (decrease) in accrued payroll taxes            (7,055)             3,799              4,326
    Increase in bank overdraft                                  --             43,874                 --
                                                      ------------       ------------       ------------
       Net cash used in operations                        (499,474)        (1,062,553)        (5,996,224)
                                                      ------------       ------------       ------------
Cash flows used by investing activities:
    Disposition (acquisition) of fixed assets                   --             (4,339)           (84,646)
                                                      ------------       ------------       ------------
        Net cash used by investing activities                   --             (4,339)           (84,646)
                                                      ------------       ------------       ------------
Cash flows from financing activities:
    Issuance of common stock                               230,964            774,553          5,557,760
    Loan from shareholder                                      212              1,600            245,641
    Stock subscribed                                       151,600                 --            151,600
                                                      ------------       ------------       ------------
        Net cash from financing activities                 382,776            776,153          5,955,001
                                                      ------------       ------------       ------------
Comprehensive gain (loss) on translation                   131,421           (110,463)           142,420

Net increase (decrease) in cash                             14,723           (401,202)            16,551
Cash, beginning of period                                    1,828            401,202                 --
                                                      ------------       ------------       ------------
Cash, end of period                                   $     16,551       $         --        $    16,551
                                                      ============       ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property       $         --       $         --       $  4,304,000
                                                      ============       ============       ============
    Issuance of stock for services                    $    236,994       $     97,838       $    562,982
                                                      ============       ============       ============
    Issuance of stock subscribed                      $     50,000       $    890,230       $         --
                                                      ============       ============       ============
    Issuance of stock for loan payable                $         --       $    300,000       $         --
                                                      ============       ============       ============


The accompanying notes are an integral part of these financial statements

                                                    6

                         ESSTECH, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2006
                                  (UN-AUDITED)
--------------------------------------------------------------------------------
1. INTERIM FINANCIAL INFORMATION
   -----------------------------
         The consolidated financial statements of ESSTech, Inc. (the Company), formerly Aqua Dyne, Inc, and its wholly-owned subsidiary Aqua Dyne Australia Pty Ltd as of June 30, 2006 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

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

3. STOCK BASED COMPENSATION
   ------------------------

         Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

         Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight line amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

         SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Had there been stock-based compensation in 2006, stock-based compensation expense would have been recorded net of estimated forfeitures for the period ended June 30, 2006 such that expense would be recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

         If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the period ended June 30, 2005, the pro forma on net loss and net loss per share would have been as follows:

                                                 Three-month        Six-month
                                                 period ended       period ended
                                                June 30, 2005      June 30, 2005
                                                 ------------       ------------
Net loss, as reported                            $  (418,512)      $(1,127,650)

Add: Stock based employee compensation
    expense included in reported net loss,
    net of related tax effects                            --                --

Deduct:  Total Stock-based employee
  compensation expense determined under
  fair-value based method for all awards not
  included in net loss                                    --            (1,557)
                                                 -----------       -----------
Pro-forma net loss                               $  (418,512)      $(1,129,207)
                                                 ===========       ===========

Loss per share:
  Basic and diluted - as reported                $     (0.03)      $     (0.09)
                                                 -----------       -----------
  Basic and diluted - pro-forma                  $     (0.03)      $     (0.09)
                                                 -----------       -----------


4. SEGMENT INFORMATION
    -------------------

         The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company's marketing and research and development activity is administered in two operating segments: United States and Australia.

                                  United States      Australia
                                  -------------      ---------

Net Loss- June 30, 2006            $   265,363     $   315,430
          June 30, 2005            $   188,076     $   939,574
                                   ------------    ------------
Long lived assets (net)
          June 30, 2006            $         0     $    27,357
          June 30, 2005            $         0     $    43,705


5. SUBSEQUENT EVENTS
  ------------------

         In July the Company issued the subscribed shares of common stock (379,000 shares for cash $151,600 and 128,610 shares for services $51,444).

         In July the Company issued 763,700 shares of common stock to acquire Methgen, Inc. that holds the license for marketing and exploitation of the Hybrid Coal Gas Turbine Technology in the United States.

         In July the Company executed an agreement to issue 999,820 shares of common stock to acquire a 58% interest in Liquatech Pty Ltd. that holds the exclusive International marketing and production rights to the Hybrid Coal Gas Turbine intellectual property. The settlement date for the issue of the stock has been deferred to a future date to be agreed by both parties.
                                       8

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

Overview of the Company's Business
----------------------------------

EESTech, Inc. ("Company", "us" or "we") was incorporated and commenced operations on April 26, 2000. The Company was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. The first such technology we acquired was the JETWATER System for water purification. This technology was acquired from Global Power & Water, Inc., a Nevada corporation ("Global"). As a result of the acquisition Global became our controlling shareholder. Following the acquisition of the patent rights and complete ownership of this technology, we have been working to complete development and testing of the JETWATER System process. The Company acquired the JETWATER System in its final stages of prototype development from Global Power & Water, Inc. ("Global") in fiscal year 2000 in exchange for issuance to Global of 6,000,000 shares of common stock, 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued upon the successful demonstration that the JETWATER System is ready for large scale production and deployment in commercial operations.

To date a total of 6,000,000 of our shares of common stock have been issued to Global, following the successful independent testing of the JETWATER System. The acquisition of JETWATER System from Global was accounted for as a purchase of an asset for stock.

In December 2002, Aqua Dyne Australia Pty Ltd., a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary had been formed to conduct the Company's operations in Australia.
During the period to 30 June 2006, most of the operations were conducted in Australia.

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

Our net loss from inception (April 26, 2000) until June 30, 2006 was $10,905,000. Our net loss for the six months ended June 30 2006 was $581,000 as compared to $1,128,000 for the six months ended June 30, 2005.

Our general and administrative expenses from inception (April 26, 2000) until June 30, 2006 were $5,434,000. Our general and administrative expenses for the six months ended June 30, 2006 were $596,000 as compared to $1,081,000 for the six months ended June 30, 2005. The reduction in expenses of $485,000 was due primarily to the reduction of expenses in Australia of contract labor $332,000, wages $69,000 and consulting fees $75,000.

Our research and development expenses from inception (April 26, 2000) until June 30 2006 were $1,200,000. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. There have been no research and development expenses in 2006 as the contract with Global for research and development came to an end in June 2005. For the six months ended June 30, 2005 the Company incurred $50,000 in accordance with the Global contract that expired as of June 30, 2005.

The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $16,551 at June 30 2006, as compared to cash of $1,828 at December 31, 2005.

To date the Company continues to fund its operations from private placements of common shares. For the six months ended June 30, 2006 the Company issued shares for $230,964 and subscribed shares for $151,600.


ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period June 30 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.
There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at 30 June 2006.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-

On 15 June 2006, at a Special Meeting of Stockholders, a resolution was passed unanimously to permit an amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the company to "EESTech, Inc"

The State of Delaware was advised and a new certificate was issued on June 26
2006

The NASDAQ was subsequently informed and it approved the name change on July 7 2006, confirming that the new Trading symbol would be EESH.OB

The significance of this is to broaden the Company's activities into Economically and Environmentally Sustainable Technologies

ITEM 5 - OTHER INFORMATION-

Events Subsequent to 30 June 2006

On 3 July 2006 the Board approved the following:

(a) The issuance of 763,700 Restricted Stock to 8 Stockholders in Methgen Inc. In exchange EESTech Inc received all the issued stock in Methgen Inc. This company holds a License to exploit HCGT (Hybrid Coal Gas Turbine) technology in the United States.
(b) To issue 999,268 Restricted Stock to Mr Gregory Paxton and 552 Restricted stock to Global Power and Water. In exchange EESTech, Inc is to receive 1,392 shares in Liquatech Pty Ltd, This represents 58% of that company's issued stock. Liquatech Pty Ltd holds a 50% interest in Comenergy Pty Ltd, a company that holds a world-wide License to exploit the HCGT technology.


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

Date: August 9, 2006                   EESTECH, INC.

                                       By: /s/ Murray Bailey
                                           -------------------------------------
                                           Murray Bailey
                                           Chief Executive Officer and Chief
                                           Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                       TITLE                            DATE
    ---------                       -----                            ----

/s/ Murray Bailey           Chief Executive Officer and          August 9, 2006
---------------------      Director (PRINCIPAL EXECUTIVE
    Murray Bailey                     OFFICER)

/s/ Murray Bailey         Chief Financial Officer (PRINCIPAL     August 9, 2006
---------------------      FINANCIAL OFFICER AND PRINCIPAL
    Murray Bailey                ACCOUNTING OFFICER)