Form 10QSB
period 2006-09-30
EESTech, Inc.
filed 2006-11-14
CIK 1138867

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

         or [ ] Transitional report filed under Section 13 or 15(d) of the Exchange Act.

                           Commission File No. 0-32863

                               EESTech, Inc
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

                                 Aqua Dyne, Inc.
           ----------------------------------------------------------
                                   Former name

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

         As of September 30, 2006, there were 16,955,839 shares of Common Stock, par value $.001 per share, outstanding.

         Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Consolidated Balance Sheets                                          3
(b)      Consolidated Statements of Operations                                4
(c)      Consolidated Statements of Stockholders' Equity                      5
(d)      Consolidated Statements of Cash Flows                                6
(e)      Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     9

Item 3. Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                   11

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 3.  Defaults On Senior Securities                                       11

Item 4.  Submission of Items to a Vote of security holders                   11

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8K

(a) Exhibits (b) Reports on Form 8K                                          12

SIGNATURES                                                                   13


                                         EESTECH, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------------------------------
                                             ASSETS


                                                                     September 30, 2006    DECEMBER 31,
                                                                         UN-AUDITED            2005
                                                                        ------------       ------------
Current assets:
    Cash                                                                $     11,599       $      1,828
    Prepaid expenses                                                          17,882             26,424
                                                                        ------------       ------------
     Total current assets                                                     29,481             28,252
                                                                        ------------       ------------

Property and equipment, net of depreciation                                   71,961             34,089
Intellectual property, net of amortization                                   362,737              2,887

Other assets
  Goodwill                                                                   603,927                 --
                                                                        ------------       ------------
     Total assets                                                       $  1,068,106       $     65,228
                                                                        ============       ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $     36,387       $    164,930
    Payroll and payroll taxes payable                                          4,326             11,381
    Shareholder loans                                                        246,200            245,429
                                                                        ------------       ------------
     Total current liabilities                                               286,913            421,740
                                                                        ------------       ------------
Long term liabilities                                                        507,566                 --
                                                                        ------------       ------------
Total liabilities                                                            794,479            421,740

Stockholders' equity:
    Common Stock, $0.001 par value, 20,000,000 shares authorized; 16,955,839 and
      14,416,410 shares issued and outstanding at September 30, 2006 and
      December 31, 2005,
      respectively                                                            16,954             14,415
    Additional paid in capital                                            11,251,819          9,892,369
    Common stock subscribed, none and 62,500 shares at
      September 30, 2006 and December 31, 2005, respectively                      --             50,000
    Deficit accumulated during development stage                         (11,139,269)       (10,324,295)
    Accumulated other comprehensive income                                   144,123             10,999
                                                                        ------------       ------------
     Total stockholders' equity (deficit)                                    273,627          (356,512)
                                                                        ------------       ------------
     Total liabilities and stockholders' equity                         $  1,068,106       $     65,228
                                                                        ============       ============

The accompanying notes are an integral part of these financial statements





                                                  EESTECH, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                  CUMULATIVE
                                       FOR THE             FOR THE           FOR THE            FOR THE          AMOUNTS FROM
                                     NINE MONTHS         NINE MONTHS       THREE MONTHS       THREE MONTHS         APRIL 26,
                                        ENDED               ENDED             ENDED              ENDED              2000 TO
                                      SEPTEMBER           SEPTEMBER         SEPTEMBER          SEPTEMBER           SEPTEMBER
                                       30, 2006           30, 2005          30, 2006           30, 2005            30, 2006
                                     ------------       ------------       ------------       ------------       ------------
Operating expenses:
  General and administrative         $    815,254       $  1,288,853       $    219,165       $    207,925       $  5,653,257
  Research and development                     --             75,000                 --             25,000          1,200,466
  Impairment loss on
    intellectual property                      --                 --                 --                 --          4,300,000
                                     ------------       ------------       ------------       ------------       ------------
Total operating expenses                  815,254          1,363,853            219,165            232,825         11,153,723

Loss from operations                     (815,254)        (1,363,853)          (219,165)          (232,925)       (11,153,723)

Other income (expense)
  Interest income                             574              3,264                194                 --             34,967
  Interest expense                             --                 --                 --                 --               (644)
  Loss on disposition of assets                --                 --                 --                 --            (18,700)
  Provision for taxes                        (294)                --                 --                 --             (1,169)
                                     ------------       ------------       ------------       ------------       ------------

Net loss                             $   (814,974)      $ (1,360,589)      $   (218,971)      $   (232,925)      $(11,139,269)
                                     ============       ============       ============       ============       ============

Loss per share                       $      (0.05)      $      (0.10)      $      (0.01)      $      (0.02)
                                     ============       ============       ============       ============

Weighted average number of
  common shares outstanding            15,567,423         13,231,290         16,661,698         14,003,932
                                     ============       ============       ============       ============


The accompanying notes are an integral part of these financial statements



                                                   EESTECH, INC. AND SUBSIDIARIES
                                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

------------------------------------------------------------------------------------------------------------------------------------
                                                    Common Stock                           Deficit
                                 -----------------------------------------------------   accumulated
                                                   Par        Additional                    during                         Total
                                    Shares        value        paid-in       Shares      development    Comprehensive  stockholders'
                                    issued        $0.001       capital      subscribed      stage          income         equity
                                 ------------  ------------  ------------  -----------   ------------    ------------   ------------
Balance at inception-
  April 26, 2000                           --  $         --  $         --  $        --   $         --   $         --   $         --
Issuance of stock for
  intellectual property             4,000,000         4,000            --           --             --             --          4,000
Issuance of stock to directors        650,000           650            --           --             --             --            650
Net loss                                   --            --            --           --        (18,973)            --        (18,973)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2000           4,650,000         4,650            --           --        (18,973)            --        (14,323)
Issuance of stock for cash            997,000           997       996,003           --             --             --        997,000
Issuance of stock for
 intellectual property              1,000,000         1,000       999,000           --             --             --      1,000,000
Net loss                                   --            --            --           --     (1,638,743)            --     (1,638,743)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2001           6,647,000         6,647     1,995,003           --     (1,657,716)            --        343,934
Issuance of stock for cash            585,000           585       584,415           --             --             --        585,000
Net loss                                   --            --            --           --       (662,710)            --       (662,710)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2002           7,232,000         7,232     2,579,418           --     (2,320,426)            --        266,224
Issuance of stock for cash            583,985           584       875,470           --             --             --        876,054
Issuance of stock for services         50,000            50       189,950           --             --             --        190,000
Common stock subscribed                    --            --            --       44,097             --             --         44,097
Net loss                                   --            --            --           --     (1,106,906)            --     (1,106,906)
Adjust for foreign
  currency translation                     --            --            --           --             --         23,637         23,637
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,083,269)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2003           7,865,985         7,866     3,644,838       44,097     (3,427,332)        23,637        293,106
Issuance of stock for
  intellectual property             1,000,000         1,000     3,299,000           --             --             --      3,300,000
Stock subscribed issued                29,398            29        44,068      (44,097)            --             --             --
Issuance of stock for cash            978,370           978       616,149           --             --             --        617,127
Issuance of stock for services         30,000            30        37,470           --             --             --         37,500
Common stock subscribed                    --            --            --      890,230             --             --        890,230
Net loss                                   --            --            --           --     (5,159,117)            --     (5,159,117)
Adjustment for foreign
  currency translation                     --            --            --           --             --        135,903        135,903
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (5,023,214)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2004           9,903,753         9,903     7,641,525      890,230     (8,586,449)       159,540        114,749
Issuance of stock for cash          3,845,638         3,845     1,853,673     (890,230)            --             --        967,288
Issuance of stock for note            588,235           588       299,412           --             --             --        300,000
Issuance of stock for services         78,784            79        97,759           --             --             --         97,838
Common stock subscribed
  (62,500 shares)                          --            --            --       50,000             --             --         50,000
Net loss                                   --            --            --           --     (1,737,846)            --     (1,737,846)
Adjustment for foreign
  currency translation                     --            --            --           --             --       (148,541)      (148,541)
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --     (1,886,387)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance December 31, 2005          14,416,410  $     14,415  $  9,892,369  $    50,000   $(10,324,295)  $     10,999   $   (356,512)
Issuance of stock for cash          1,474,966         1,475       578,249      (50,000)            --             --        529,724
Issuance of stock for services        300,763           301       285,559           --             --             --        285,860
Issuance of stock for acquisition     763,700           763       495,642           --             --             --        496,405
Net loss                                   --            --            --           --       (814,974)            --       (814,974)
Adjustment for foreign currency
  translation                              --            --            --           --             --        133,124        133,124
                                                                                                                       ------------
Comprehensive loss                         --            --            --           --             --             --       (681,850)
                                 ------------  ------------  ------------  -----------   ------------   ------------   ------------
Balance September 30, 2006
  (unaudited)                      16,955,839  $     16,954  $ 11,251,819  $        --   $(11,139,269)  $    144,123   $    273,627
                                 ============  ============  ============  ===========   ============   ============   ============


The accompanying notes are an integral part of these financial statements



                                     EESTECH, INC. AND SUBSIDIARIES
                                      (A DEVELOPMENT STAGE COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         CUMULATIVE AMOUNTS
                                                      FOR THE NINE       FOR THE NINE      APRIL 26, 2000
                                                      MONTHS ENDED       MONTHS ENDED        THROUGH
                                                      SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                         2006                 2005             2006
                                                       UNAUDITED           UNAUDITED         UNAUDITED
                                                      ------------       ------------       ------------
Cash flows from operating activities:
Net loss                                              $   (814,974)      $ (1,360,589)      $(11,139,269)
Adjustments to reconcile net loss to net cash
    used in operating activities:
  Amortization and depreciation                             10,583             12,668             43,554
  Impairment of intellectual property                           --                 --          4,300,000
  Shares issued for services                               285,860             97,838            611,848
  Disposition of property                                       --                 --             18,700
Changes in assets and liabilities:
  Decrease (increase) in prepaid expenses                    8,542             (6,384)           (17,882)
  Increase (decrease) in accounts payable                 (128,543)           (90,501)            36,385
  Increase (decrease) in accrued payroll taxes              (7,055)             4,496              4,326
                                                      ------------       ------------       ------------

Net cash used in operations                               (645,587)        (1,342,472)        (6,142,338)
                                                      ------------       ------------       ------------

Cash flows used by investing activities:
  Disposition (acquisition) of fixed assets                   (134)            (4,339)           (84,780)
                                                      ------------       ------------       ------------

Net cash used by investing activities                         (134)            (4,339)           (84,780)
                                                      ------------       ------------       ------------

Cash flows from financing activities:
Issuance of common stock                                   529,724            940,982          5,856,520
Loan from shareholder                                          771            223,025            246,200
                                                      ------------       ------------       ------------

Net cash from financing activities                         530,495          1,164,007          6,102,720
                                                      ------------       ------------       ------------

Comprehensive gain (loss) on translation                   124,997           (185,148)           135,997

Net increase (decrease) in cash                              9,771           (367,952)            11,599

Cash, beginning of period                                    1,828            401,202                 --
                                                      ------------       ------------       ------------

Cash, end of period                                   $     11,599       $     33,250       $     11,599
                                                      ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
    Issuance of stock for intellectual property       $         --       $         --       $  4,300,000
                                                      ============       ============       ============
    Issuance of stock for services                    $    285,860       $     97,838       $    611,848
                                                      ============       ============       ============
    Issuance of stock for loan payable                $         --       $    300,000       $    300,000
                                                      ============       ============       ============
    Issuance of stock subscribed                      $     50,000       $    890,230       $         --
                                                      ============       ============       ============
    Issuance of stock for acquisition of Methgen      $    496,405       $         --       $    496,405
                                                      ============       ============       ============

The accompanying notes are an integral part of these financial statements

                                                    6

                         ESSTECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
         AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2006
                                  (UN-AUDITED)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL INFORMATION
   -----------------------------

         The consolidated financial statements of EESTech, Inc. (the Company) and its wholly-owned subsidiaries EESTech Australia Pty Ltd, Methgen Inc and Methgen Limited as of September 30, 2006 and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2005 was derived from audited financial statements.

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

         SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Had there been stock-based compensation in 2006, stock-based compensation expense would have been recorded net of estimated forfeitures for the period ended September 30, 2006 such that expense would be recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

         If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the period ended September 30, 2005, the pro forma on net loss and net loss per share would have been as follows:

                                                 Nine-month          Nine-month
                                                 period ended       period ended
                                              September 30, 2005 September 30, 2005
                                                 ------------       ------------
Net loss, as reported                            $  (232,925)      $(1,360,589)

Add: Stock based employee compensation
    expense included in reported net loss,
    net of related tax effects                            --                --

Deduct:  Total Stock-based employee
  compensation expense determined under
  fair-value based method for all awards not
  included in net loss                                    --            (1,557)
                                                 -----------       -----------
Pro-forma net loss                               $  (232,925)      $(1,362,146)
                                                 ===========       ===========

Loss per share:
  Basic and diluted - as reported                $     (0.02)      $     (0.10)
                                                 -----------       -----------
  Basic and diluted - pro-forma                  $     (0.02)      $     (0.10)
                                                 -----------       -----------

4. SEGMENT INFORMATION
   -------------------

         The Company has adopted FAS Statement No. 131, "Disclosures about Segments of a Business Enterprise and Related Information". The Company's marketing and research and development activity is administered in two operating segments: United States and Australia.

                                  United States      Australia
                                  -------------      ---------

Net Loss- September 30, 2006      $   330,817     $   484,157
          September 30, 2005      $   214,770     $ 1,145,819
                                  ------------    ------------
Long lived assets (net)
          September 30, 2006      $         0     $    23,789
          September 30, 2005      $         0     $    38,821


5. ACQUISTION OF LICENSING AGREEMENT
   ---------------------------------

         In July 2006 the Company issued 763,700 shares of common stock to acquire Methgen, Inc. that holds the license for marketing and exploitation of the Hybrid Coal Gas Turbine Technology in the United States.

6. METHGEN INC VALUATION
   ---------------------

         In July 2006 EESTech, Inc acquired all the capital stock in Methgen Inc. This event resulted in the creation of an amount of $603,917 as Goodwill. Methgen Inc holds the exclusive License to exploit the Hybrid Coal Gas Turbine Technology in the United States. The Board considers that this license will result in the Company selling up to five systems over the next two years. The unit selling price for a 10Mw plant is $17.5m (incl profit). The Board understands that the first sale may not achieve the benchmark profit, but believes that all future plants will achieve the target. A forecast profit for this period could be expected to exceed the level of Goodwill crested at the time of the acquisition and hence the Board does not consider it necessary to account for an impairment of capital.

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

In July 2006, EESTech, Inc. acquired all the issued stock in Methgen Inc through a share swap. This provided EESTech, Inc. with the rights to market and exploit the Hybrid Coal Gas Turbine Technology in North America. In addition EESTech, Inc. has entered into an agreement to acquire 58% of the issued shares in an Australian investment company Liquatech Ltd that holds a 50% interest in Comenergy Pty Ltd. Comenergy holds the world wide license for the Hybrid Coal Gas Turbine Technology.

During the period to 30 September 2006, most of the operations were conducted in Australia.

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

In relation to the HCGT electricity generation technology the Company has signed a Letter of Intent to proceed to a purchase contract with Liaiong Fuxin Coal Group in China to supply a 10Mw power plant. The Company management propose to create the initial facility and then provide an operating plant that can be evidenced to North American customers who currently experience environmentally "unfriendly" mining practices.

The Company is also currently undertaking evaluation of a number of other economically and environmentally sustainable technologies. These will be complementary to the company's existing products and will ensure the development of a wider product range.


Results of operations
---------------------

The Company has been in the developmental stage since its inception.

Our net loss from inception (April 26, 2000) until September 30, 2006 was $11,139,000. Our net loss for the nine months ended September 30 2006 was $815,000 as compared to $1,360,000 for the nine months ended September 30, 2005.

Our general and administrative expenses from inception (April 26, 2000) until September 30, 2006 were $5,653,000. Our general and administrative expenses for the nine months ended September 30, 2006 were $815,000 as compared to $1,289,000 for the nine months ended September 30, 2005. The reduction in expenses of $474,000 was due primarily to the reduction of expenses in Australia of contract labor $332,000, wages $69,000 and consulting fees $75,000.

Our research and development expenses from inception (April 26, 2000) until September 30 2006 were $1,200,000. All costs through December 31, 2002 were related to the process of establishing the technological feasibility of the water purification system. There have been no research and development expenses in 2006 as the contract with Global for research and development came to an end in June 2005.

The Company had an impairment loss on intellectual property of $4,300,000 since inception due to the issuance of 2,000,000 shares of stock that was agreed upon when the Company acquired the intellectual property in 2000. The 2,000,000 shares issued were valued at the current market price of the stock when issued.

Liquidity and Capital Resources
-------------------------------

The Company had a cash balance of $11,599 at September 30 2006, as compared to cash of $1,828 at December 31, 2005.

To date the Company continues to fund its operations from private placements of common shares. For the nine months ended September 30, 2006 the Company issued shares for cash in the amount of $529,724.


ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) and 15d-15(e) as of the end of the period September 30, 2006, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commissions' Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-

On June 15, 2006, at a Special Meeting of Stockholders, a resolution was passed unanimously to permit an amendment to the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to "EESTech, Inc"

The State of Delaware was advised and a new certificate was issued on June 26
2006

The NASDAQ was subsequently informed and it approved the name change on July 7 2006, confirming that the new Trading symbol would be EESH.OB

The significance of this is to broaden the Company's activities into economically and environmentally sustainable technologies

ITEM 5 - OTHER INFORMATION-

On July 3, 2006 the Board approved the following:

(a) The issue of 763,700 restricted shares of common stock to eight Stockholders in Methgen Inc. In exchange EESTech Inc received all the issued stock in Methgen Inc. This company holds a license to exploit HCGT technology in the United States.
(b) The entering into an agreement for the issue of 999,268 restricted shares of common stock to Mr Gregory Paxton and 552 restricted shares of common stock to Global Power and Water. In exchange EESTech, inc received 1,392 shares in Liquatech Pty Ltd, This represents 58% of that company's issued stock. Liquatech Pty Ltd holds a 50% interest in ComEnergy Pty Ltd, a company that holds a world-wide license to exploit the HCGT technology. The actual settlement date for the transaction has been deferred to a date to be agreed by all parties. The Board has identified the transaction but as the completion has not been affected the accounts do not include the consolidation of Liquatech Pty Ltd.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number                    Description
- --------------                    -----------

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

10.3                Employment Agreement with James Wilson**

10.4                Promissory Note to Global Power & Water, Inc.**

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-QSB. ** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K.
         8/3/2006 8.01 Acquisition of company
         8/3/2006 8.01 Possible acquisition of company
         8/10/06  8.01 Resignation of Director

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006                    EESTECH, INC.

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


    SIGNATURE                       TITLE                            DATE
    ---------                       -----                            ----

/s/ Murray Bailey           Chief Executive Officer and        November 13, 2006
---------------------      Director (PRINCIPAL EXECUTIVE
    Murray Bailey                     OFFICER)

/s/ Murray Bailey         Chief Financial Officer (PRINCIPAL   November 13, 2006
---------------------      FINANCIAL OFFICER AND PRINCIPAL
    Murray Bailey                ACCOUNTING OFFICER)