Form 10KSB/A
period 2005-12-31
EESTech, Inc.
filed 2006-12-19
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No.1)

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
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

Issuer's telephone number (including area code): (949) 380-4033

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

The registrant's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was $13,998,155 based upon the closing price of the registrant's Common Stock of $0.79 as of December 15, 2006.

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, was 16,970,691.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one) ☐ Yes ☒ No

TABLE OF CONTENTS

		PAGE

	PART I
Item 1.	DESCRIPTION OF BUSINESS	3

Item 2.	DESCRIPTION OF PROPERTY	12

Item 3.	LEGAL PROCEEDINGS	12

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

	PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
	BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	14

Item 7.	FINANCIAL STATEMENTS	15

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	28

Item 8A.	CONTROLS AND PROCEDURES	28

Item 8B.	OTHER INFORMATION	28

	PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
	PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	29

Item 10.	EXECUTIVE COMPENSATION	30

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	31

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	31

Item 13.	EXHIBITS	32

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	32

SIGNATURES		33

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

Form 10-KSB/A
EXPLANATORY NOTE

This Amendment No.1 on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2006. The purpose of this Amendment No.1 is to primarily address comments received by us from the staff of the SEC. Specifically, we have amended and restated the disclosure required by Part II, Item 8A “Controls and Procedures”, included additional disclosures with respect to share-based payments in Note 2 to the financial statements, revised the disclosures in Note 8 to the financial statements, amended the auditor’s report of Vasquez & Co. LLP, added the high and low sale prices for fiscal year 2004, deleted the disclosure related to the unregistered sale of equity securities prior to 2003, added information in the Summary Compensation Table for 2004 and 2003 and amended the Section 302 Certification of our principal executive officer and principal financial officer. This Amendment No.1 does not reflect any events occurring after the filing of the original Form 10-KSB, nor does it modify or update (or seek or update to modify or update) in any way the disclosures contained in the original Form 10-KSB. This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB. This Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-KSB, including any amendments to those filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

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

In December 2002, Aqua Dyne Australia Pty Ltd.(ADA), a wholly-owned subsidiary of the Company was formed under the laws of Australia. The subsidiary has been formed to conduct the Company's operations in Australia. Since then, a management and operations team has been assembled and includes experienced persons in the areas of product development, sales and marketing, project analysis and feasibility, quality and compliance, production and engineering, and office management.

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

The JWS exhibits the following traits:
   high product water recovery from a wide range of feedwaters;
  near ultra pure quality product water;
  minimal usage of added chemicals;
  simple to operate and maintain;
  30year design life;
  co-generation potential;
  modular construction (stepped augmentation); and
  well suited to wastewater reuse and Zero Liquid Discharge applications.
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

Marketing

Aqua Dyne is currently concentrating its marketing efforts on the following market segments:

  industrial wastewater remediation and reuse;
  desalination of saline water for potable and other high level use;
  Zero Liquid Discharge; and
  Brine Concentration of RO water desalination systems.
  The Company is aware that any dependence upon a few customers potentially could  result in a loss that would have a material adverse effect on the business. The Company is yet to establish a sale of any units but is cognizant of its obligation to establish as broad a customer base as is possible.
The Company’s current strategy is to seek to establish its first sale in Australia where its technology and commercial expertise resides. This is considered a prudent approach as reduces the risk profile. Supply chains and project management is more effective from this strategy.

Competing Technology

Most of Aqua Dyne's competitors are well established. The management believes that our process has the following advantages:

   the JWS can process a wide spectrum of feed-water types;
  provides near ultra pure quality product
  it has low maintenance requirements; and
  has a lower volume of waste product

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

RISK FACTORS

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

  System performance in meeting client requirements;
  Capital cost;
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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A. The Company’s securities began trading on the NASD OTC Bulletin Board under the symbol AQDY.OB in May, 2002. Since May, 2002 the common stock traded sporadically. The low and high bid prices as reflected by inter-dealer quotations* for the quarters ended were:

Date	High	Low	Close

Dec 05	0.90	0.73	0.82
Sep 05	1.92	0.90	0.90
Jun 05	3.00	1.85	2.45
Mar 05	1.45	1.00	1.45

Dec 04	0.85	0.45	0.57
Sep 04	0.90	0.90	0.90
Jun 04	0.90	0.90	0.90
Mar 04	3.25	3.00	3.25

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

In 2004 the Company issued an additional 1,000,000 shares of restricted common stock to Global Power and Water at a fair value of $3.30 per common share, pursuant to Regulation D and in accordance with the purchase agreement for the water purification technology acquired. This agreement was the subject of the a 10SB12G Exhibit 10-1 Filing.

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

We have audited the accompanying balance sheet of Aqua Dyne, Inc. and Subsidiary as of December 31, 2005, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005 and for the period from inception (April 26, 2000) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Aqua Dyne, Inc. and Subsidiary as of December 31, 2004, were audited by other auditors whose report dated May 25, 2005, on those statements included an explanatory paragraph that described the factors that raised substantial doubt about the Company’s ability to continue as a going concern discussed in Note 3 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aqua Dyne, Inc. and Subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 and for the period from inception (April 26, 2000) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP
Irvine, California
May 25, 2005

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 31,	DECEMBER 31,
	2005	2004

Current assets:
Cash	$1,828	$401,202
Prepaid expenses	26,424	56,961
Total current assets	28,252	458,163
Property and equipment, net of depreciation	34,089	47,000

Intellectual property, net of amortization	2,887	3,087
Total assets	$65,228	$508,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$164,930	$91,201
Payroll and payroll taxes payable	11,381	2,300
Shareholder loans	245,429	300,000
Total current liabilities	421,740	393,501

Stockholders' equity:
Common Stock, $0.001 par value, 20,000,000 shares authorized;
14,416,410 and 9,903,753 shares issued and outstanding at
December 31, 2005 and December 31, 2004, respectively	14,415	9,903
Additional paid-in capital	9,892,369	7,641,525
Common stock subscribed, 62,500 and 2,004,888 shares at
December 31, 2005 and December 31, 2004, respectively	50,000	890,230
Deficit accumulated during development stage	(10,324,295)	(8,586,449)
Accumulated other comprehensive income	10,999	159,540
Total stockholders' equity	(356,512)	114,749
Total liabilities and stockholders' equity (deficit)	$65,228	$508,250

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			CUMULATIVE
		FROM INCEPTION	AMOUNTS
	FOR THE YEAR	FOR THE YEAR	(APRIL 26, 2000)
	ENDED	ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2005	2004	2005

Operating expenses:
General and administrative	$1,638,273	$1,739,869	$4,838,003
Research and development	103,010	112,468	1,200,466
Impairment loss on intellectual property	--	3,300,000	4,300,000

Total operating expenses	1,741,283	5,152,337	10,338,469

Loss from operations	(1,741,283)	(5,152,337)	(10,338,469)

Interest income	3,437	12,187	34,393
Loss on disposition of fixed asset	--	(18,700)	(18,700)
Interest expense	--	--	(644)
Provision for taxes	--	(267)	(875)

Net loss	$(1,737,846)	$(5,159,117)	$(10,324,295)

Loss per share	$(0.13)	$(0.56)
Weighted average number of common shares outstanding	13,522,617	9,281,768

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

					Deficit
	Common Stock				accumulated
		Par	Additional		during	Other	Total
	Shares	value	paid-in	Shares	development	Comprehensive	stockholders'
	issued	$0.001	capital	subscribed	stage	income	equity (deficit)

Balance at inception-
April 26, 2000	--	$--	$--	$--	$--	$--	$--
Issuance of stock for
intellectual property	4,000,000	4,000	--	--	--	--	4,000
Issuance of stock to directors	650,000	650	--	--	--	--	650
Net loss	--	--	--	--	(18,973)	--	(18,973)
Balance December 31, 2000	4,650,000	4,650	--	--	(18,973)	--	(14,323)
Issuance of stock for cash	997,000	997	996,003	--	--	--	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	--	--	--	1,000,000
Net loss	--	--	--	--	(1,638,743)	--	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	--	(1,657,716)	--	343,934
Issuance of stock for cash	585,000	585	584,415	--	--	--	585,000
Net loss	--	--	--	--	(662,710)	--	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	--	(2,320,426)	--	266,224
Issuance of stock for cash	583,985	584	875,470	--	--	--	876,054
Issuance of stock for services	50,000	50	189,950	--	--	--	190,000
Common stock subscribed	--	--	--	44,097	--	--	44,097
Net loss	--	--	--	--	(1,106,906)	--	(1,106,906)
Adjust for foreign
currency translation	--	--	--	--	--	23,637	23,637

Comprehensive loss	--	--	--	--	--	--	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	--	--	--	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	--	--	--
Issuance of stock for cash	978,370	978	616,149	--	--	--	617,127
Issuance of stock for services	30,000	30	37,470	--	--	--	37,500
Common stock subscribed	--	--	--	890,230	--	--	890,230
Net loss	--	--	--	--	(5,159,117)	--	(5,159,117)
Adjustment for foreign
currency translation	--	--	--	--	--	135,903	135,903

Comprehensive loss	--	--	--	--	--	--	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	--	--	967,288
Issuance of stock for note	588,235	588	299,412	--	--	--	300,000
Issuance of stock for services	78,784	79	97,759	--	--	--	97,838
Common stock subscribed (62,500 shares)	--	--	--	50,000	--	--	50,000
Net loss	--	--	--	--	(1,737,846)	--	(1,737,846)
Adjustment for foreign
currency translation	--	--	--	--	--	(148,541)	(148,541)

Comprehensive loss	--	--	--	--	--	--	(1,886,387)
Balance December 31, 2005	14,416,410	$14,415	$9,892,369	$50,000	$(10,324,295)	$10,999	$(356,512)

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			CUMULATIVE AMOUNTS
			FROM INCEPTION
	FOR THE YEAR	FOR THE YEAR	(APRIL 26, 2000)
	ENDED	ENDED	THROUGH
	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2005

Cash flows from operating activities:
Net loss	$(1,737,846)	$(5,159,117)	$(10,324,295)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	17,641	3,724	32,970
Impairment of intellectual property	--	3,300,000	4,300,000
Shares issued for services	97,838	37,500	325,988
Disposition of property	--	18,700	18,700
Changes in assets and liabilities:
Increase in prepaid expenses	30,537	(28,630)	(26,424)
Increase (decrease) in accounts payable	73,729	39,479	164,930
Increase in payroll and taxes payable	9,081	2,300	11,381
Net cash used in operations	(1,509,020)	(1,786,044)	(5,496,750)
Cash flows used by investing activities:
Disposition (acquisition) of equipment	(4,530)	(35,953)	(84,646)
Net cash used by investing activities	(4,530)	(35,953)	(84,646)
Cash flows from financing activities:
Issuance of common stock	967,288	617,127	5,276,796
Loan from shareholder	245,429	--	245,429
Common shares subscribed	50,000	890,230	50,000
Net cash from financing activities	1,262,717	1,507,357	5,572,225
Comprehensive gain (loss) on translation	(148,541)	135,903	10,999
Net decrease in cash	(399,374)	(178,737)	1,828
Cash, beginning of period	401,202	579,939	--
Cash, end of period	$1,828	$401,20	$1,828

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for intellectual property	$--	$3,300,000	$4,304,000
Issuance of stock for services	$97,838	$37,500	$325,988
Issuance of stock subscribed in prior year	$890,230	44,097	--

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND HISTORY

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

PRINCIPLES OF CONSOLIDATION

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

NET LOSS PER SHARE

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

SHARE-BASED PAYMENTS

In December 2004, SFAS No. 123R, “Share-based Payment” was issued and replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value based model.  Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

The Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the years ended December 31, 2005 and 2004, the pro forma on net loss and net loss per share would have been as follows:

	Years ended December 31
	2005	2004

Net loss, as reported	$(1,737,846)	$(5,159,117)
Add: Stock based employee compensation
expense included in reported net loss,
net of related tax effects	-	-
Deduct: Total Stock-based employee
compensation expense determined under
fair-value based method for all awards not
included in net loss	(1,557)	(28,783)
Pro-forma net loss	$(1,739,403)	$(5,187,900)
Loss per share:
Basic and diluted - as reported	$(0.13)	$(0.56)
Basic and diluted - pro-forma	$(0.13)	$(0.56)

3.	GOING CONCERN

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31, 2005	DECEMBER 31, 2004

Computers	$7,304	$7,304
Office furniture and equipment	58,642	54,112
	65,946	61,416
Accumulated depreciation	(31,857)	(14,416)

	$34,089	$47,000

Depreciation expense for the years ended December 31, 2005 and 2004 was $17,441 and $3,524, respectively.

5.	INTELLECTUAL PROPERTY

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

COMMON STOCK

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

7.	INCOME TAXES

The components of the deferred tax asset is as follows:

	DECEMBER 31, 2005	DECEMBER 31, 2004

Deferred tax assets:
Net operating loss carry-forward	$2,078,000	$1,622,000

Valuation allowance	(2,078,000)	(1,622,000)

Net deferred tax assets	$--	$--

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

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	DECEMBER 31, 2005	DECEMBER 31, 2004

Statutory federal tax (benefit) rate	(18.93)%	(18.93)%
Statutory state tax (benefit) rate	(3.25)%	(3.25)%
Statutory foreign tax (benefit) rate	(13.30)	(13.30)%

Effective tax rate	(35.48)%	(35.48)%

Valuation allowance	35.48%	35.48%

Effective income tax rate	0.00%	0.00%

8.	STOCK OPTION PLAN

On June 6, 2002, the Company adopted a stock option plan (amended and restated in 2003) under which 1,000,000 shares of common stock are available for issuance with respect to employees and service providers of the Company. The options may be exercised at not less than 100% of the fair value of the shares or 110% if the person is an affiliate of the Company on the date of grant. The options expire after 10 years or 5 years from the date of grant if the person is ten percent shareholder of the Company. The options are exercisable at no less than 20% per year over a 5 year period when granted and are subject to restrictions on transfer, during the term of the option. The plan terminates 10 years from the date of adoption.

The Company applies APB Opinion 25 and related interpretation in accounting for stock options. The Company did not record any compensation expense for the years ended December 31, 2005 and 2004.

		WEIGHTED AVERAGE
	OPTIONS	EXERCISE PRICE

Options outstanding at June 6, 2002	--	--
Granted during the year	200,000	$1.05
Outstanding at December 31, 2002	200,000	$1.05
Outstanding at December 31, 2003	300,000	$1.05
Outstanding at December 31, 2004	100,000	$1.05
Outstanding at December 31, 2005	-	$-

21,667 stock options were exercisable as of December 31, 2004.

There were no options outstanding at December 31, 2005.

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	SHAREHOLDER LOANS

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

		United States	Australia

Net Loss	2005	$287,188	$1,450,658
	2004	$3,893,851	$1,265,266
Long lived assets (net)	2005	$0	$34,089
	2004	$0	$47,000

11.	SUBSEQUENT EVENTS

Subsequent to December 31, 2005 the Company issued 300,000 share of common stock for cash $100,000 ($0.33 per share)and 102,000 share of common stock for services valued at $134,420 ($1.32 per share).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions’ rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

NAME	AGE	POSITIONS WITH THE COMPANY

Paul Bailey	58	Director, Chief Executive Officer and Chief Financial Officer

Gaylord Beeson	57	Director

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

The Company does not presently have an audit committee. The Board is cognizant of the requirement of Regulation S-B Item 401(c) and is seeking to appoint a director with financial expertise within the next 2 years.

All directors are reimbursed for out-of-pocket expenses, if any, in connection with attendance at Board of Directors' meetings. Non-employee directors presently do not receive any compensation for serving in such capacity. A stock or stock option plan for Directors is under consideration.

Effective from close of business on December 31, Mr. Tom Svalberg resigned to pursue personal Interests. His position has not been replaced at this time. In view of the resignations during the year the Company no longer has standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

The Company has adopted a code of ethics for its Chief Executive Officer and Chief Financial Officer.

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

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2005 and thereafter, the Company advises that, during the Company's 2005 fiscal year, there were no late Section 16(a) filings.

ITEM 10.	EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2005, by our Chief Executive Officers and Directors.

SUMMARY COMPENSATION TABLE

Name and Principal					Restricted
Position	Year	Salary	Bonus	Other	Stock Awards

Greg Paxton	2005	$--	$--	$--	$28,000
CEO and Director	2004	$100,000	$--	$--	$28,000
until October 3, 2005	2003	$--	$--	$--	$--

Paul Bailey	2005	$--	$--	$--	$28,000
CEO and Director	2004	$--	$--	$--	$--
from October 3, 2005	2003	$--	$--	$--	$--

There are no employment agreements in place with the Company at this time.

Director Compensation

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
	Direct

London Equities Corporation
c/o ADI
Stapylton, Qld,Australia,4207	901,851	6.1%

Paul Bailey (3)
Director and CEO	30,000	0%

Officers and Directors
As a Group	35,000	0%

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

(3)	c/o Company's address: 23011 Moulton Parkway, A-10, Laguna Hills, Ca. 92653.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Form of the Stock Certificate*

4.2	Form of Subscription Agreement executed by investors in the Private Placement*

10.1	Deed of Agreement for Assignment of Intellectual Property*

10.2	Agreement for Performance of Services by Independent Contractor*

10.3	Employment Agreement with James Wilson*

10.4	Promissory Note to Global Power & Water, Inc.*

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-SB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

Date: December 19, 2006	AQUA DYNE, INC.

	By:	/s/ Murray Bailey
Murray Bailey
Chief Executive Officer and Chief Financial Officer