Form 10QSB/A
period 2006-03-31
EESTech, Inc.
filed 2007-01-03
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment 1)

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

(Address of principal executive office)

Issuer's telephone number: (949) 380 4033

Former address and telephone number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a small company As defined in Rule 12b-2 of the Exchange Act) ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
As of November 9, 2006, there were 16,970,691 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Form 10-QSB/A

EXPLANATORY NOTE
This Amendment No.1 on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2006, which was originally filed with the Securities and Exchange Commission(“SEC”) on May 11, 2006. The purpose of this Amendment No.1 is primarily to address the comments received by us from the staff of the SEC. Specifically, we have amended and restated the disclosure required by Part II, Item 8A “Controls and Procedures” and amended the Section 302 Certification of our principal executive officer and principal financial officer. In addition, this Amendment No.1 reports the information contained in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. This Amendment No.1 does not reflect any events occurring after the filing of the original Form 10-QSB, nor does it modify or update (or seek or update to modify or update) in any way the disclosures contained in the original Form 10-QSB filing. This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB filing. This Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults On Senior Securities

Item 4. Submission of Items to a Vote

Item 5. Other Information

Item 6.

(a) Exhibits (b) Reports on Form 8K

SIGNATURES	11

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 UNAUDITED	DECEMBER 31, 2005

Current assets:
Cash	$--	$1,828
Prepaid expenses	17,274	26,424
Total current assets	17,274	28,252

Property and equipment, net	30,607	34,089
Intellectual property, net of amortization	2,837	2,887
Total assets	$50,718	$65,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$104,433	$164,930
Bank overdraft	4,233	--
Payroll and payroll taxes payable	4,326	11,381
Shareholder loans	241,847	245,429
Total current liabilities	354,839	421,740

Stockholders' equity:
Common Stock, $0.001 par value, 20,000,000 shares authorized;
15,141,483 and 14,416,410 shares issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	15,140	14,415
Additional paid in capital	10,237,778	9,892,369
Common stock subscribed, 62,500 shares at December 31, 2005	--	50,000
Deficit accumulated during development stage	(10,631,300)	(10,324,295)
Accumulated other comprehensive income	74,261	10,999

Total stockholders' equity (deficit)	(304,121)	(356,512)

Total liabilities and stockholders' equity	$50,718	$65,228

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31, 2006	FOR THE THREE MONTHS ENDED MARCH 31, 2005	CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO MARCH 31, 2006

Operating expenses:
General and administrative	$322,045	$686,248	$5,160,048
Research and development	--	25,000	1,200,466
Impairment loss on intellectual property	--	--	4,300,000

Total operating expenses	322,045	711,248	10,660,514
Loss from operations	(322,045)	(711,248)	(10,660,514)
Other income (expense)
Interest income	124	2,110	34,517
Interest expense	--	--	(644)
Gain (loss) on disposition of assets	15,210	--	(3,490)
Provision for taxes	(294)	--	(1,169)

Net loss	$(307,005)	$(709,138)	$(10,631,300)

Loss per share	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	14,711,967	11,386,461

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit accumulated
	Shares issued	Par value $0.001	Additional paid-in capital	Shares subscribed	during development stage	Comprehensive income	Total stockholders' equity
Balance at inception-
April 26, 2000	--	$--	$--	$--	$--	$--	$--
Issuance of stock for
intellectual property	4,000,000	4,000	--	--	--	--	4,000
Issuance of stock to directors	650,000	650	--	--	--	--	650
Net loss	--	--	--	--	(18,973)	--	(18,973)

Balance December 31, 2000	4,650,000	4,650	--	--	(18,973)	--	(14,323)
Issuance of stock for cash	997,000	997	996,003	--	--	--	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	--	--	--	1,000,000
Net loss	--	--	--	--	(1,638,743)	--	(1,638,743)

Balance December 31, 2001	6,647,000	6,647	1,995,003	--	(1,657,716)	--	343,934
Issuance of stock for cash	585,000	585	584,415	--	--	--	585,000
Net loss	--	--	--	--	(662,710)	--	(662,710)

Balance December 31, 2002	7,232,000	7,232	2,579,418	--	(2,320,426)	--	266,224
Issuance of stock for cash	583,985	584	875,470	--	--	--	876,054
Issuance of stock for services	50,000	50	189,950	--	--	--	190,000
Common stock subscribed	--	--	--	44,097	--	--	44,097
Net loss	--	--	--	--	(1,106,906)	--	(1,106,906)
Adjust for foreign
currency translation	--	--	--	--	--	23,637	23,637
Comprehensive loss	--	--	--	--	--	--	(1,083,269)

Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	--	--	--	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	--	--	--
Issuance of stock for cash	978,370	978	616,149	--	--	--	617,127
Issuance of stock for services	30,000	30	37,470	--	--	--	37,500
Common stock subscribed	--	--	--	890,230	--	--	890,230
Net loss	--	--	--	--	(5,159,117)	--	(5,159,117)
Adjustment for foreign
currency translation	--	--	--	--	--	135,903	135,903
Comprehensive loss	--	--	--	--	--	--	(5,023,214)

Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	--	--	967,288
Issuance of stock for note	588,235	588	299,412	--	--	--	300,000
Issuance of stock for services	78,784	79	97,759	--	--	--	97,838
Common stock subscribed
(62,500 shares)	--	--	--	50,000	--	--	50,000
Net loss	--	--	--	--	(1,737,846)	--	(1,738,846)
Adjustment for foreign
currency translation	--	--	--	--	--	(148,541)	(148,541)
Comprehensive loss	--	--	--	--	--	--	(1,886,387)

Balance December 31, 2005	14,416,410	$14,415	$9,892,369	$50,000	$(10,324,295)	$10,999	$(356,512)
Issuance of stock for cash	618,073	618	205,346	(50,000)	--	--	155,964
Issuance of stock for services	107,000	107	140,063	--	--	--	140,170
Net loss	--	--	--	--	(307,005)	--	(307,005)
Adjustment for foreign currency
translation	--	--	--	--	--	63,262	63,262
Comprehensive loss	--	--	--	--	--	--	(243,743)
Balance March 31, 2006
(unaudited)	15,141,483	$15,140	$10,237,778	$--	$(10,631,300)	$74,261	$(304,121)

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			CUMULATIVE AMOUNTS
			FROM INCEPTION
	FOR THE THREE	FOR THE THREE	(APRIL 26, 2000)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31 2006
	UNAUDITED	UNAUDITED	UNAUDITED
Cash flows from operating activities:
Net loss	$(307,005)	$(709,138)	$(10,631,300)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	3,532	3,005	36,502
Impairment of intellectual property	--	--	4,300,000
Shares issued for services	140,170	97,838	466,158
Disposition of property	--	--	18,700
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	9,150	(27,537)	(17,274)
Increase (decrease) in accounts payable	(60,497)	(70,716)	104,433
Increase (decrease) in accrued payroll taxes	(7,055)	2,171	4,326

Net cash used in operations	(221,705)	(704,377)	(5,718,455)

Cash flows used by investing activities:
Acquisition of fixed assets	--	(2,921)	(84,646)

Net cash used in investing activities	--	(2,921)	(84,646)

Cash flows from financing activities:
Issuance of common stock	155,964	533,819	5,482,760
Loan from shareholder	(3,582)	--	241,847
Stock subscribed	--	71,284	--
Overdraft	4,233	--	4,233

Net cash from financing activities	156,615	605,103	5,728,840

Comprehensive gain (loss) on translation	63,262	(32,529)	74,261
Net increase (decrease) in cash	(1,828)	(134,724)	--
Cash, beginning of period	1,828	401,202	--

Cash, end of period	$--	$266,478	$--

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for intellectual property	$--	$--	$4,304,000
		=
Issuance of stock for services	$140,170	$79,838	$466,158

Issuance of stock subscribed	$50,000	$890,230	$--

Issuance of stock for loan payable	$--	$300,000	$--

The accompanying notes are an integral part of these financial statements

AQUA DYNE, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2006
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

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

3.   SHARE BASED PAYMENTS

“Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”)  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the quarter ended March 31, 2005, there would still have been no compensation expense recorded, thus the pro-forma net loss and pro-forma basic and diluted loss per share will equal the amounts as reported.”

4.    SEGMENTED INFORMATION

The Company's marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net Loss, three months ended March 31,	2006	$159,946	$147,059
	2005	$124,096	$585,042

Long lived assets (net) March 31,	2006	$0	$30,607
	2005	$0	$46,966

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

ITEM 3. CONTROLS AND PROCEDURES.
“Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-QSB1A, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions’ rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.”

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS-NONE

Date Issued	Amount	Name of stockholder	Cash/Services	Purpose

January 18 2006	300,000	Mr Murray Bailey	Cash
January 18 2006	300,000	Ms Monica Bailey	Cash
January 18 2006	18,073	Dial-A-Plumber	Cash
February 15 2006	5,000	Mr Greg Paxton	Services	Director Entitlement
February 15 2006	10,000	Mr Tom Svalberg	Services	Director Entitlement
February 15 2006	15,000	Mr Murray Bailey	Services	Director Entitlement
February 15 2006	15,000	Mr Gaylord Beeson	Services	Director Entitlement
February 15 2006	62,000	Ms Colleen McCafferty	Services	Consulting Contract dated January 10 2005

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- NONE

ITEM 5 - OTHER INFORMATION- NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
4.1	Form of the Stock Certificate*
4.2	Form of Subscription Agreement executed by investors in the Private Placement*
10.1	Deed of Agreement for Assignment of Intellectual Property*
10.2	Agreement for Performance of Services by Independent Contractor*
10.3	Employment Agreement with JamesWilson**
10.4	Promissory Note to Global Power& Water, Inc.**
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906of the Sarbanes-Oxley Act

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

Date: January 3 , 2007	AQUA DYNE, INC.

	By:	/s/ Murray Bailey
Murray Bailey
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray Bailey	Chief Executive Officer and Director	January 3 , 2007
Murray Bailey	(PRINCIPAL EXECUTIVE OFFICER)