Form 10QSB/A
period 2006-06-30
EESTech, Inc.
filed 2007-01-05
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Amendment No.1)

☒      Quarterly report filed under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

or       ☐ Transitional report filed under Section 13 or 15(d) of the Exchange Act.

Commission File No. 0-32863

EESTech, Inc (Formerly Aqua Dyne, Inc).

(Name of Small Business Issuer in its Charter)

Delaware State or other jurisdiction of incorporation or organization	33-0922627 I.R.S. Employer Identification Number

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a small company (as defined In Rule 12b-2 of the Exchange Act)     ☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

As of January 3, 2007, there were 17,995,428  shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):     Yes ☐  No ☒

Form 10-QSB/A

EXPLANATORY NOTE

This Amendment No.1 on Form 10-QSB/A amends our Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 10, 2006. The purpose of this Amendment No.1 is primarily to address the comments received by us from the staff of the SEC. Specifically, we have amended and restated the disclosure required by Part II, Item 8A “Controls and Procedures” and amended the Section 302 Certification of our principal executive officer and principal financial officer. In addition, this Amendment No.1 reports the information contained in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. This Amendment No.1 does not reflect any events otherwise occurring after the filing of the original Form 10-QSB, nor does it otherwise modify or update (or seek or update to modify or update) in any way the disclosures contained in the original Form 10-QSB filing. This Amendment No. 1 continues to speak as of the date of the original Form 10-QSB filing. This Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the date of the original Form 10-QSB filing, including any amendments to those filings.

EESTECH, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006 UN-AUDITED	DECEMBER 31, 2005

Current assets:
Cash	$16,551	$1,828
Prepaid expenses	17,220	26,424
Total current assets	33,731	28,252

Property and equipment, net of depreciation	27,357	34,089
Intellectual property, net of amortization	2,787	2,887
Total assets	$63,915	$65,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$274	$164,930
Payroll and payroll taxes payable	4,326	11,381
Shareholder loans	245,641	245,429
Total current liabilities	250,241	421,740

Stockholders' equity:
Common Stock, $0.001 par value, 20,000,000 shares
authorized; 15,348,224 and 14,416,410 shares issued
and outstanding at June 30, 2006 and December 31, 2005,
respectively	15,347	14,415
Additional paid in capital	10,357,951	9,892,369
Common stock subscribed, 507,616 and 62,500 shares at
June 30, 2006 and December 31, 2005, respectively	203,044	50,000
Deficit accumulated during development stage	(10,905,088)	(10,324,295)
Accumulated other comprehensive income	142,420	10,999

Total stockholders' equity (deficit)	(186,326)	(356,512)

Total liabilities and stockholders' equity	$63,915	$65,228

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, 2006	FOR THE SIX MONTHS ENDED JUNE 30, 2005	FOR THE THREE MONTHS ENDED JUNE 30, 2006	FOR THE THREE MONTHS ENDED JUNE 30, 2005	CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO JUNE 30, 2006
Operating expenses:
General and administrative	$596,089	$1,080,928	$274,044	$394,680	5,434,092
Research and development	—	50,000	—	25,000	1,200,466
Impairment loss on intellectual property	—	—	—	—	4,300,000

Total operating expenses	596,089	2,130,928	274,044	419,680	10,934,558
Loss from operations	(596,089)	(2,130,928)	(274,044)	(419,680)	(10,934,558)
Other income (expense)
Interest income	380	3,278	256	1,168	34,773
Other income	15,210	—	—	—	15,210
Interest expense	—	—	—	—	(644)
Loss on disposition of assets	—	—	—	—	(21,807)
Provision for taxes	(294)	—	—	—	(1,169)

Net loss	$(580,793)	$(1,127,650)	$(273,788)	$(418,512)	$(10,905,088)

Loss per share	$(0.04)	$(0.09)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	15,007,735	12,736,908	15,303,550	14,072,515

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit accumulated
	Shares issued	Par value $0.001	Additional paid-in capital	Shares subscribed	during development stage	Comprehensive income	Total stockholders' equity
Balance at inception-
April 26, 2000	—	$—	$—	$—	$—	$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)

Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)

Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)

Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjust for foreign
currency translation	—	—	—	—	—	23,637	23,637
Comprehensive loss	—	—	—	—	—	—	(1,083,269)

Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)
Adjustment for foreign
currency translation	—	—	—	—	—	135,903	135,903
Comprehensive loss	—	—	—	—	—	—	(5,023,214)

Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838
Common stock subscribed
(62,500 shares)	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,737,846)	—	(1,738,846)
Adjustment for foreign
currency translation	—	—	—	—	—	(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—	—	(1,886,387)

Balance December 31, 2005	14,416,410	$14,415	$9,892,369	$50,000	$(10,324,295)	$10,999	$(356,512)
Issuance of stock for cash	784,741	785	280,179	(50,000)	—	—	230,964
Issuance of stock for services	147,073	147	185,403	—	—	—	185,550
Stock subscribed (507,610)shares	—	—	—	203,044	—	—	203,044
Net loss	—	—	—	—	(580,793)	—	(580,793)
Adjustment for foreign currency
translation	—	—	—	—	—	131,421	131,421

Comprehensive loss	—	—	—	—	—	—	(449,372)
Balance June 30, 2006
(unaudited)	15,348,224	$15,347	$10,357,951	$203,044	$(10,905,088)	$142,420	$(186,326)

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30, 2006 UN-AUDITED	FOR THE SIX MONTHS ENDED JUNE 30, 2005 UN-AUDITED	CUMULATIVE AMOUNTS FROM INCEPTION(APRIL 26, 2000)THROUGH JUNE 30 2006 UN-AUDITED
Cash flows from operating activities:
Net loss	$(580,793)	$(1,127,650)	$(10,905,088)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	6,832	7,734	39,802
Impairment of intellectual property	—	—	4,300,000
Shares issued for services	236,994	97,838	562,982
Disposition of property	—	—	18,700
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	9,204	(13,377)	(17,220)
Increase (decrease) in accounts payable	(164,656)	(74,771)	274
Increase (decrease) in accrued payroll taxes	(7,055)	3,799	4,326
Increase in bank overdraft	—	43,874	—

Net cash used in operations	(499,474)	(1,062,553)	(5,996,224)

Cash flows used by investing activities:
Disposition (acquisition) of fixed assets	—	(4,339)	(84,646)

Net cash used by investing activities	—	(4,339)	(84,646)

Cash flows from financing activities:
Issuance of common stock	230,964	774,553	5,557,760
Loan from shareholder	212	1,600	245,641
Stock subscribed	151,600	—	151,600

Net cash from financing activities	382,776	776,153	5,955,001

Comprehensive gain (loss) on translation	131,421	(110,463)	142,420

Net increase (decrease) in cash	14,723	(401,202)	16,551
Cash, beginning of period	1,828	401,202	—

Cash, end of period	$16,551	$—	16,551

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for intellectual property	$—	$—	$4,304,000

Issuance of stock for services	$236,994	$97,838	$562,982

Issuance of stock subscribed	$50,000	$890,230	$—

Issuance of stock for loan payable	$—	$300,000	$—

The accompanying notes are an integral part of these financial statements

ESSTECH, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
AND CUMMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2006
(UN-AUDITED)

1. INTERIM FINANCIAL INFORMATION

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

	United States	Australia

Net Loss- June 30, 2006	$265,363	$315,430
June 30, 2005	$188,076	$939,574

Long lived assets (net)
June 30, 2006	$0	$27,357
June 30, 2005	$0	$43,205

4. SUBSEQUENT EVENTS

In July the Company issued the subscribed shares of common stock (379,000 shares for cash $151,600 and 128,610 shares for services $51,444).

In July the Company issued 763,700 shares of common stock to acquire Methgen, Inc. that holds the license for marketing and exploitation of the Hybrid Coal Gas Turbine Technology in the United States.

In July the Company issued 999,820 shares of common stock to acquired a 58% interest in Liquatech Pty Ltd. that holds the exclusive International marketing and production rights to the Hybrid Coal Gas Turbine intellectual property.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) as of the end of the period June 30 2006, have concluded that its disclosure controls and procedures are adequate and effective to reasonably ensure that material information required to be disclosed by the company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions’ Rules and Forms and that such information is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Chief Executive Officer and Chief Financial Officer confirm that the review of the Controls and Procedures was conducted at 30 June 2006.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS- NONE

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Date Issued	Amount	Name of stockholder	Cash/Services	Purpose

April 7 2006	33,334	Ms K Tiarney	Cash
April 7 2006	10,000	Ms JD Hughes	Cash
April 7 2006	10,000	Ms CM Hughes	Cash
April 7 2006	10,000	Ms CK Hughes	Cash
April 7 2006	10,000	Ms LS Hughes	Cash
April 7 2006	93,334	Rhino Systems Int. P/L	Cash
April 10 2006	5,000	Mr Paul Bailey	Services	Director’s Entitlement
April 10 2006	5,000	Mr Gaylord Beeson	Services	Director’s Entitlement
April 10 2006	12,000	Ms Colleen McCafferty	Services	Consulting Contract dated January 10 2005
April 10 2006	18.073	Ms Julie Bailey	Services	Consulting Services

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES- NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

On 15 June 2006, at a Special Meeting of Stockholders, a resolution was passed unanimously to permit an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the name of the company to “EESTech, Inc”

The State of Delaware was advised and a new certificate was issued on June 26 2006

The NASD was subsequently informed and it approved the name change on July 7 2006, confirming that the new Trading symbol would be EESH.OB

The significance of this is to broaden the Company’s activities into Economically and Environmentally Sustainable Technologies

ITEM 5 - OTHER INFORMATION-

Events Subsequent to 30 June 2006

On 3 July 2006 the Board approved the following:

(a)	The issue of 763,700 Restricted Stock to 8 Stockholders in Methgen inc. In exchange EESTech Inc received all the issued stock in Methgen Inc. This company holds a License to exploit HCGT (Hybrid Coal Gas Turbine) technology in the United States.
(b)	The issue of 999,268 Restricted Stock to Mr Gregory Paxton and 552 Restricted stock to Global Power and Water. In exchange EESTech, inc received 1,392 shares in Liquatech Pty Ltd, This represents 58% of that company’s issued stock. Liquatech Pty Ltd holds a 50% interest in Comenergy Pty Ltd, a company that holds a world-wide License to exploit the HCGT technology. While this contractual arrangement has been executed the settlement date for the exchange of stock has been deferred by agreement between the Parties until early 2007. this is intended to facilitate the appropriate structuring of the corporate entities.

ITEM 6 - EXHIBITS

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Form of the Stock Certificate*

4.2	Form of Subscription Agreement executed by investors in the Private Placement*

10.1	Deed of Agreement for Assignment of Intellectual Property*

10.2	Agreement for Performance of Services by Independent Contractor*

10.3	Employment Agreement with James Wilson**

10.4	Promissory Note to Global Power & Water, Inc.**

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed with the Securities and Exchange Commission on Form 10-QSB.
** Previously filed with the Securities and Exchange Commission on Form 10-KSB

(b) Reports on Form 8-K.

On July 20, 2005 Form 8-K/A was filed Item 4. Change in Registrant’s Certifying  Accountant
On July 20, 2005 Form 8-K was filed Item 8.01 Other event. Appointment of Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 4, 2007	EESTECH, INC.

	By:	/s/ Murray Bailey
Murray Bailey Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Murray Bailey	Chief Executive Officer and Director (PRINCIPAL EXECUTIVE OFFICER)	January 4, 2007

/s/ Murray Bailey	Chief Financial Officer (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER)	January 4, 2007