Form 10KSB
period 2006-12-31
EESTech, Inc.
filed 2007-04-17
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32863

EESTECH, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification No.)

23011 Moulton Parkway A-10 Laguna Hills, California (Address of principal executive offices)	92653 (Zip Code)

Issuer’s telephone number (including area code): (949) 380-4033

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☒ No

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting stock held by non-affiliates was $16,266,880 based upon the closing price of the registrant’s common stock of $0.89 as of April 11, 2007.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 18,277,393 at April 11, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one) ☐ Yes     ☒ No

FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based upon actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1.  Description of Business.

Company History

EESTech, Inc. (the “Company”, “us”, or “we”) was incorporated and commenced operations on April 26, 2000. The Company was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. In June 2006, the Company changed its name from “Aqua Dyne, Inc.” to “EESTech, Inc.”

In December 2002, a wholly-owned subsidiary of the Company, Aqua Dyne Australia Pty Ltd. (now known as EESTech Australia Pty Ltd.), was formed under the laws of Australia. EESTech Australia Pty Ltd. was formed to conduct the Company’s operations in Australia. Since then, a management and operations team has been assembled that includes experienced persons in the areas of product development, sales and marketing, project analysis and feasibility, quality and compliance, production and engineering, and office management.

Company Overview

EESTech Inc. is in the business of providing solutions utilizing Economically and Environmentally Sustainable Technologies, or EEST. The Company does not manufacture or fabricate any products. The Company’s core business model is to provide engineering advice for solution solving, including the identification of appropriate equipment. The Company may identify the appropriate equipment through its own products, other compatible products from direct purchase, licenses, alliances with other companies, design customization, engagement of suppliers and management of quality assurance, sale of selected primary and secondary equipment and the management and appointment of professionals involved in the construction and project management function.

The Company primarily generates revenue through the engagement of suppliers and management of quality assurance for each project, selling selected primary and secondary equipment for each project, managing the appointment of professionals involved in the construction and project management, providing engineering expertise for commissioning of projects and management of “after sales” services.

Sales and Marketing

The Company is currently engaged in promoting the commercialization of its two primary products: a Hybrid Coal and Gas Turbine, or HCGT, power plant; and the JetWater System, a waste water purification system, to markets in Australia, China, South America, the United Arab Emirates and the United States.

The Company has a strategy for future expansion and commercialization of the technologies to additional countries as the market demands. The Company intends to progressively target the eighteen signatory countries to the International Methane to Market Program.

During the fourth quarter of 2006, the Company focused its marketing effort on businesses and governments that have an imperative need to utilize waste gas and/or combustible waste materials as an economical way to generate electricity and to address impure water issues. Initially, this effort had been in the Australian region but other international markets are always being considered.

The Company has already identified several products that would “fit” its strategy and would provide a benefit to its initial cash flow but also create new market opportunities. These will be expanded as and when project needs and opportunities arise. Access to these products will be sought through agency agreements, licenses and alliances with other third parties.

The Company will seek to engage external specialists to complete construction and project management functions. These appointments will be based on regional representations and skills base. The Company will seek to manage such appointments.

The Company will initially utilize its own technical personnel to carry out all commissioning functions. These costs would be recovered in all project revenues. This function will be carried out by the in-house engineers to minimize the risks associated with quality assurance.

The Company will provide customers with contracted services on maintenance and repair of its equipment. These services would be provided by “local” suitably qualified entities that had been approved by the Company’s technical support team.

In addition, the Company is examining other products that have application in the same environmental markets. Typically, these products are already in successful commercial use and that can be licensed by the Company to commercialize, providing customers a broader spectrum of products while developing opportunities to promote additional income for the Company.

Recent Acquisitions

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued and outstanding shares of common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen holds a license for the marketing and production rights to the Hybrid Coal and Gas Turbine intellectual property in the United States.

Liquatech Pty Ltd.

On July 3, 2006, the Company entered into a Share Sale Agreement with Global Power and Water, Inc. and Liquatech Pty Ltd. and a Share Sale Agreement with Gregory Paxton and Liquatech Pty Ltd. Under the agreements, the Company will acquire a 58% interest in Liquatech Pty Ltd. In accordance with the terms and conditions of the agreements, the Company will issue 999,268 shares of its common stock to Greg Paxton, a consultant to the Company’s Research & Development Division, and 552 shares of its common stock to Global Power and Water, Inc. In exchange, the Company will receive 999,820 shares of common stock of Liquatech Pty Ltd. The Company expects to complete the transaction in the second quarter of 2007.

Liquatech Pty Ltd. is a holding company that operates its business through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd. Liquatech Turbine Pty Ltd. and the Australian Government Research Agency Commonwealth Scientific and Industrial Research Organization each own 50% of a joint venture known as ComEnergy Pty Ltd. ComEnergy Pty Ltd. holds the exclusive international marketing and production rights to the HCGT intellectual property.

The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and JetWater by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

Product and Technology Solutions

The Company is currently engaged in promoting the commercialization of its two primary products: a Hybrid Coal and Gas Turbine, or HCGT, power plant; and the JetWater System, a waste water purification system, to markets in Australia, China, South America, the United Arab Emirates and the United States. The HCGT system and the JetWater System provide two different but compatible benefits, or value propositions, to customers.

JetWater System

The first technology we acquired was the JetWater System (“JetWater”), an evaporation-based technology for water purification. The JetWater technology is used for the recovery of near ultra pure quality water (i.e., distilled water) from a range of water and wastewater sources. The JetWater System purifies and desalinates seawater, brackish groundwater, treated sewage effluent and other types of wastewater to produce near ultra-pure quality fresh water. The JetWater System is based on mechanical vapour compression (MVC) technology. The JetWater System actually replicates nature’s own water purification process - evaporation and condensation to produce fresh water.

The JetWater System technology was acquired from Global Power & Water, Inc., a Nevada corporation (“Global”), a corporation controlled by Greg Paxton, the co-inventor of the JetWater System, for 4,000,000 shares of common stock of the Company. The agreement also called for Global to receive an additional 1,000,000 shares after the JetWater System passed an independent test proving the technology and another 1,000,000 shares when Global produced a fully working prototype that would be ready for large scale production and deployment in commercial applications. The final 1,000,000 shares were issued in the first quarter of 2004. A total of 6,000,000 shares have been issued pursuant to the Global agreement. In addition to selling to us all rights, ownership and interest in the JetWater System, Greg Paxton, the inventor and principal shareholder of Global assigned the rights to any improvements he may make in the technology in the future. Mr. Paxton and Global have also agreed to continue on an ongoing basis to perform engineering and technical support services exclusively for the Company. We agreed to pay Global $80,000 per year until a working prototype was developed. After the prototype was developed the annual payments increased to $100,000 per year. The agreement expired in June 2005 and was not renewed.

Following the acquisition of the patent rights and complete ownership of this technology, we commenced testing JetWater. After completion of the independent testing of the process, we designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml/d. JetWater has been used to demonstrate the technology’s capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether JetWater can achieve the outcome sought by the potential customer.  The JetWater System provides solutions to customers who wish to purify, desalinate or reuse water from a variety of sources. The JetWater System is particularly relevant to environmentally sensitive situations where the client would like to maximize fresh water recovery and minimize the volume of waste water. The JetWater System is based on a modular design. The production capacity of each module is 0.5 ML per day. The total system production capacity can be increased incrementally up to 5ML/d total production capacity, with 0.5, 1.0 and 1.5 ML per day being the most common system configurations. A 0.5 ML/d JetWater System is capable of providing potable water to a community of approximately 2,000 to 3,000 people. The JetWater System uses electrical power as its main energy supply.

Sales of JetWater Systems are expected to be driven by:

•	Tighter environmental regulations governing the disposal of waste water;

•	Rising demand for fresh water;

•	Scarcity of new water supplies; and

•	Strong political support for water reuse in the United States, Europe and Australia.

Hybrid Coal and Gas Turbine

The Hybrid Coal and Gas Turbine, or HCGT, can use biomass or a combination of fugitive methane from underground coal mines and waste coal as the fuel source to generate between 5 megawatts and 30 megawatts of electric power, per generating module. A typical system has an operating cost which is competitive with large power stations. The HCGT technology has been developed over the past six years as part of a collaborative environmental research project with the Australian Government’s leading Science and Industry Research Organization and industry groups.

This new technology should significantly reduce the environmental impact of coal mining by lowering fugitive methane emissions from underground mines and reducing acid run-off and gaseous emissions from waste coal stockpiles. At the same time it should deliver potentially significant savings on power and waste coal management costs.

The key features of the HCGT technology are:

•	5-30MW electrical output;

•	Utilizes waste products for fuel;

•	Destroys methane at the sub-combustible concentrations in mine vent air;

•	Stable operation with variable and low quality fuels, including biomass;

•	Based on proven mainstream technology;

•	Economically viable and sustainable;

•	Able to satisfy qualification requirements for greenhouse gas trading schemes.

The Hybrid Coal and Gas Turbine, or HCGT, plant enables coal miners to efficiently produce electric power using low cost fuel sources such as ventilation, air methane, coal mine methane and waste coal. The HCGT process is expected to contribute significantly to improved environmental outcomes and reduced greenhouse gas emissions. In many countries, HCGT projects will be eligible to generate and trade carbon credits (depending on government regulations) thereby creating an additional revenue stream for the mine. HCGT also has application in biomass power generation industry.

The HCGT technology has received the following international endorsements:

•
Recognition under the U.S. and Australian Federal Government’s joint “Climate Action Partnership” as one of seven technologies selected for collaborative assistance to encourage rapid up take in the market place;

•	Recognized as a potential “Clean Development Mechanism” under the United Nations Framework Convention for Climate Change; and

•	A Clean Coal Technology recognized under the Methane to Markets program.

The HCGT system sales are expected to be driven by the world’s rapidly growing demand for electric power, which is expected to increase significantly by 2020. The global renewable energy is expected to grow at an even faster pace during this period.

While the Company intends for its sales effort to include Australia and the United States, the Company also intends to pursue sales in China.

The sale of nine 10MW systems represents approximately 1% of current market opportunities. With the increase in economic activities in China, the Company anticipates that sales for HCGT systems would be likely to increase to around 10% of the total Chinese market.

The Company anticipates that markets in the United States for both coal and biomass will be affected by the successes in China.

Together the HCGT and JetWater technologies will allow EESTech to simultaneously take full advantage of the global commercial opportunities offered by the exciting high-growth renewable energy and water reuse market sectors. The Company intends to focus its initial primary sales efforts in Australia, China and the United States where it can efficiently and economically manage the initial commercialization of its primary products, the JetWater and the HCGT systems.

Market Overview

JetWater

The principal markets for the JetWater System are centred upon providing environmental solutions to problematic wastewater issues.

Specific applications examples include:

•	Mine sites (with surplus saline mine water and processing water);

•	Pulp mills and wood pulp products;

•	Mineral processing;

•	Power generation;

•	Food manufacture;

•	Municipal landfill leachate;

•	Other water desalination processes (i.e., reverse osmosis).

The JetWater System facilitates zero liquid discharge and at the same time provides pure distilled water, which is suited to a range of applications including potable water supply, cooling tower makeup, industrial or mine reuse and even restoring environmental flows to natural water courses. In Australia alone, there are nearly 180 coal mines either operating, under construction or planned. Of these, the Company estimates that at least 30 mines have environmental issues associated with disposal or discharge of saline mine water. In the United States, there is a massive environmental issue with acid mine leachate water causing environmental damage to thousands of miles of otherwise pristine river systems. The Company believes the JetWater System (in conjunction with our HCGT technology) could provide a permanent and environmentally sound solution to this problem.

One of the limiting factors that govern the implementation of reverse osmosis desalination plants is the disposal of its reject brine water. The JetWater System can in many cases reduce or eliminate this environmental issue through:

•	Greatly reducing the volume of reject brine water;

•	In some cases facilitating the recovery of valuable salt by-products;

•	Recovering additional pure water.

In addition, the Company has also identified two particular and highly attractive market opportunities for JetWater, which we believe combine with the tradition market for MVC systems to form a much larger and exciting market potential. These two opportunities are the United Arab Emirates and the Persian Gulf Region and market synergies with the HCGT system. There are significant marketing synergies between the HCGT system and the JetWater System because of the overlap of the prospective client base for each of these technologies.

HCGT

The technology has a number of applications both in Australia and internationally. It provides a capability to utilize vent air methane or coal mine methane with waste coal or biomass fuels. Each of these applications possesses significant capabilities in Australia and overseas. The World Energy Council reports biomass resources, excluding forest plantations and municipal solid waste, are potentially the world’s largest and most sustainable energy resource, a renewable resource comprising 220 billion oven-dry tonnes of annual primary production. The annual bio-energy potential is approximately 2900 EJ with 270 EJ being considered available on a sustainable basis and at competitive prices. The problem is not availability but the management and delivery of energy to those who need it. Agricultural biomass residues are a large and under-exploited potential energy resource, and present many opportunities for better utilization. Calculations in the mid-1990’s show that crop residues amounted to approximately 3.5 to 4 billion tonnes annually, with energy content representing 65 EJ, or equivalent to 12 billion barrels of oil. For biomass energy to have a future, it must be able to provide people with things they want, e.g. lighting, electricity, water pumping, etc. Modern applications simply mean clean, convenient, efficient, reliable, economically and environmentally sustainable.

Intellectual Property

The Company holds an exclusive license for the HCGT technology from ComEnergy Pty Ltd for the commercialization of the technology in North America. In addition, the Company holds a specific license to supply and operate an HCGT plant for the Fuxin Coal Group in the Peoples Republic of China. The patents reflected in the license are registered by one of the Australian Government’s Scientific and Industrial Research entities.

There are four basic families of patents/patent applications with respect to the JetWater System:

•	Water Distillation System (all based on Australian Provisional Patent Application PQ5402/Filing date 02.02.00)

•	Water Distillation System (a different design to PQ5402 based on Australian Provisional Patent Application 2004905255/Filing date 14.09.04)

•	A Distributor for a Flowable Medium (based on Aust Provisional Patent Application 2005904279/Filing date 09.08.05)

•	A Pressure Relief Assembly (The original Aust Provisional Patent Application has been allowed to lapse. Intellepro lodged a fresh Aust Provisional Patent application on 01.09.06)

The patents have been lodged in Australia and other selected international locations where the board of directors believes they afford the Company market protection. These include China, the European Union, GCC, Africa, Japan, Singapore and the United States.

Product Warranties

We have not yet determined what type of warranty, if any, will be offered on our HCGT and JetWater System units. We anticipate that performance guarantees will apply to most of our systems.

Employees

Our operations have been conducted by utilizing the services of specialist consultants and contractors. The Company does not currently have any direct employees, except for Mr. Murray Bailey, the Chief Executive Officer and Chief Financial Officer of the Company.

Recent Financings

In order to raise funds necessary to complete certain tasks and bring JetWater to market, we completed an offering pursuant to Regulation D at $1.00 per share for 997,000 shares of our common stock solely to accredited investors. As of March 31, 2001, $997,000 was raised in the offering. In fiscal year 2002, we raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003, we borrowed $300,000 from our largest shareholder and raised $876,054 in a private placement at $1.50 per share. In fiscal year 2004, we raised $617,127 in private placements. In fiscal year 2005, we raised $967,288 in private placements. In fiscal year 2006, we raised $936,823 in private placements.

RISK FACTORS

Technical

•
The HCGT and JetWater technologies have not been commercially operated in the marketplace. The Company has established design capability and validated operational characteristics through the operation of full scale pilot plants.

•
The Company does not have an engineering team fully conversant with the two technologies. To overcome this risk the Company is utilizing the technical expertise inherent within a number of key external contractors. The Company’s business model is designed to engage these key entities to manage the delivery and operation of both technologies.

•
The Company does not currently have a strong research and development capability. The board of directors has developed a strategic alliance with one of Australia’s leading scientific and industrial research organizations to facilitate R&D activity.

Production

•
The board of directors has identified that the Company does not possess the capability to undertake manufacture/fabrication. It has therefore identified key suppliers who will be able to meet the exacting requirements for the supply/commissioning of both technologies.

•	The Company will engage a small technical team that will validate all quality control issues and manage the commissioning activity.

World and Market Related Economic Conditions

•
The Company will be subjected to domestic and international economic conditions. The board of directors is cognisant of these pressures and has strategically targeted geographic regions and industries. The technologies being marketed have the capability to meet pressing needs and consequently the economic conditions are not likely to be as influential.

Customer Adoption Cycles

•
The supply periods for the two technologies are significantly long with lead times of between 15 and 18 months. This will place significant pressure on funding and other supply considerations for the company. The Company has factored this consideration into its financial forecast and identified its total funding needs.

•	The Company is targeting customers of a significant commercial size and hence will not experience the same customer risk profile that would emerge from “retail” customer base.

•	The customer base is appreciative of their market position and consequently the Company has identified the need to ensure its product range is customised to meet present and future needs.

Scaling up

•	Based upon the expertise gained from the operation of the pilot plants and the modular nature of the key products the scaling up issues can be adequately addressed.

•	Scaling up is always a challenge for any small company in a growth phase. The Company’s near term projections are manageable, with planned growth being capable of funding and staffing.

Competitive Threats

•
In the technology arena, any attractive high-margin business will attract competitors. Even with a strong IP and extensive trade secrets, the Company is cognizant of its position and the need to protect its position. The Company will defend its legal rights and continue to move quickly in developing new products and applications.

•	The Company continually monitors technical publications, patents and gathered competitive intelligence to track any potential competitive threats.

•	The Company has taken extensive steps in partitioning development steps, technical reports and know-how to protect advancements from being disclosed.

Contingencies

•	The financial and operating plans are considered prudent and contain appropriate contingencies to accommodate cost overruns and increased overheads.

 RISKS RELATED TO MARKET OF OUR COMMON STOCK

Risk Of Trading Under Penny Stock Rules

Our common stock currently falls under the penny stock rules. As the Company’s securities are not be listed on NASDAQ (and the Company does not qualify for NASDAQ) or certain other national exchanges and the offering price per share is below $5.00 per share, it is most likely that any future resale of such securities will be below $5.00 and subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules (Rules 15g-2 through 15g-6 of the Securities Exchange Act of 1934) that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC; to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account; to make a special written determination that the penny stock is suitable investment for the purchaser; and to receive the purchaser’s written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. As the Company’s securities will be subject to the penny stock rules, investors may find it more difficult to sell their securities, and the market liquidity for the Company’s securities could be severely and adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of shareholders to sell their securities in any secondary market.

Shares Eligible For Future Sale

As of March 8, 2007, there was an aggregate of 18,277,393 shares of our common stock issued and outstanding. Of this amount, 5,704,788 of such shares are freely tradable in the public market (except by affiliates of the Company) and 12,290,640 shares are “restricted” as that term is defined under the Securities Act, and in the future may be sold in compliance with Rule 144 under the Securities Act of 1933, as amended or pursuant to a registration statement filed under the Securities Act.

Rule 144 generally provides that a person holding restricted securities for a period of one year may sell every three months in brokerage transactions and/or market-maker transactions an amount equal to the greater of one percent (l%) of (a) the Company’s issued and outstanding common stock or (b) the average weekly trading volume of the common stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has not been an affiliate of the Company during the three months preceding the sale and who has satisfied a two-year holding period. However, all of the current shareholders of the Company owning 1% or more of the issued and outstanding common stock are subject to Rule 144 limitations on selling.

Risks Of Doing Business In Other Countries

We may conduct business in markets outside the United States. In addition to the risk of currency fluctuations, the risks associated with conducting business in some countries outside the United States can include:

•	slower payment of invoices;

•	underdeveloped legal systems;

•	nationalization; and

•	social, political and economic instability.

We cannot predict the full impact of any of the above factors, including economic instability, but they could have a material adverse effect on our revenues and profits.

Importance Of Certain Employees

Our senior officer and consultants are important to the success of our operations. The Company does not maintain “key-man” life insurance policy on its principal executive officer and principal financial officer but the Company does carry Director and Officer Insurance.

Potential Environmental Risks

Environmental laws and regulations require us to meet certain standards and impose liability if we do not meet them. Environmental laws and regulations and their interpretations change. We must comply with any new standards and requirements, even when they require us to clean up environmental conditions that were not illegal when the conditions were created. However, our designs must focus on the need to supply a product that meets all current environmental laws in countries where sales are consummated.

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

Our patents may not provide substantial protection from competition or be of commercial benefit to us. We may not be able to enforce our rights under trademarks or patents against third parties. Some international jurisdictions may not protect these kinds of rights to the same extent that they are protected under U.S. law. If a third party successfully challenges our trademarks or patents, it may affect our competitive and financial position.

The Company Does Not Expect To Pay Cash Dividends

The Company does not expect to pay dividends in the near future. The payment of dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, capital requirements, and general financial condition of the Company. The payment of any dividends will be within the discretion of the Company’s then Board of Directors. The Company presently intends to retain all earnings, if any, for use in the Company’s business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Item 2.  Description of Property.

The Company’s principal executive office is located in Laguna Hills, California. Functions related to the U.S. operations are handled by an operations officer out of office space at no cost to the Company.

The Company’s wholly-owned subsidiary, EESTech Australia Pty Ltd., rents factory space and offices at Stapylton, Queensland, Australia for $2,500 (Australian dollars) per month.

The JetWater testing facility and pilot plant were located on this site where the pilot plant was demonstrated to prospective clients. In late 2006, the pilot plant was dismantled with the intent for its relocation and assembly at the Australian Government's Queensland Center for Advanced Technologies (QCAT) premises in Pinjarra Hills, Queensland. In the event, this did not occur the plant at year end was still located at Stapylton. The Company is seeking to relocate to a new site in the Gold Coast precinct to accommodate both the HCGT and JetWater plants. There is an expectation that both these pilot plants will be in-situ within the first half of the fiscal year 2007.

The Company also rents office space in the central business district of Brisbane, Australia for approximately $5,000 (Australian Dollars) per month through a two-year lease term with a further two-year option at the discretion of the Company. These premises provide office space for the development, marketing and administration personnel. Management considers that these arrangements are adequate to meet the current demands of the business of the Company and its subsidiaries.

Item 3.  Legal Proceedings.

Currently we are not a defendant in any legal actions. However, we may become a defendant in other legal actions that may arise out of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted by the Company, during the fourth quarter of the fiscal year ended December 31, 2006, to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Common Equity and Related Shareholder Matters.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “EESH.OB”, an inter-dealer automated quotation system for equity securities not included on The NASDAQ Stock Market. Since May 2002, our common stock has traded sporadically. There is no assurance that our common stock will continue to be quoted or that any liquidity exists for our shareholders. From May 2002 through July 2006, our common stock traded on the OTC Bulletin Board under the symbol “AQDY.OB.” In July 2006, our trading symbol was changed to “EESH.OB” in response to our name change from Aqua Dyne, Inc. to EESTech, Inc. Quotation of the Company’s securities on the OTC Bulletin Board limits the liquidity and price of the Company’s common stock more than if the Company’s shares of common stock were listed on The NASDAQ Stock Market or a national exchange. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

Fiscal 2006	High*	Low*
Fourth Quarter	1.25	0.55
Third Quarter	1.08	0.58
Second Quarter	1.41	0.82
First Quarter	1.40	1.20

Fiscal 2005
Fourth Quarter	0.90	0.73
Third Quarter	1.92	0.90
Second Quarter	3.00	1.85
First Quarter	1.45	1.00

*	The historical chart data is provided by Reuters.

Holders

On December 31, 2006, there were approximately 171 shareholders of record of our common stock. The transfer agent of our common stock is Integrity Stock Transfer, Inc.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on our common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, the Company sold in private placements pursuant to Regulation D of the Securities Act 1933 an aggregate of 2,192,691 shares of common stock of the Company for cash at an average $0.43 per share to investors for aggregate proceeds of $936,823.

Item 6.  Management’s Discussion and Analysis of Plan of Operation.

Overview

The Company acquired the JetWater technology in its final stages of prototype development from Global in 2000 in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the production of a fully working prototype of the JetWater system, which is ready for large scale production and deployment in commercial applications.

At December 31, 2004, all of the 6,000,000 shares of common stock had been issued to Global, following the successful independent testing of the JetWater system. The acquisition of JetWater from Global was accounted for as a purchase of an asset for stock.

Management’s goal was to keep costs to a minimum until the JetWater system was ready for commercial development. The development activities for the JetWater system were as follows:

•	production of the first pilot demonstration version of the JetWater system, which was expected to be available in the fall of 2001; it was completed in early 2002;

•	testing of the JetWater system by SIMTARS, a division of the Queensland Department of Mines and Natural Resources;

•	began demonstrations to parties that would have a need for the JetWater system; this was achieved and continues;

•	work with Global to continue to improve and modify the JetWater system; this continues;

•	initiate contract discussions for the JetWater system; discussions with interested parties were held and continue; and,

•
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

In July 2006, the Company identified an opportunity to exploit a new economically and environmentally sustainable technology and acquired a company, Methgen Inc, that held an exclusive license for HCGT in the United States. In addition, the Company contracted to acquire a 58% interest in Liquatech Pty Ltd, a company that held a 50% interest in ComEnergy Pty Ltd. ComEnergy holds a 50% interest in a joint Australian Government/Industry initiative that has been issued an exclusive world wide license for the HCGT technology.

Plan of Operations for the Twelve Months Ending December 31, 2007.

Management is currently negotiating with the Fuxin Coal Group in China to supply, on a build-to-own operate basis, the staged delivery of a 30MW power plant. As of April 17, 2007, the parties have not executed an agreement in connection with the proposed project. In addition, the parties are not under any obligation to enter into an agreement and there is the risk that the parties may not enter into an agreement with respect to the project.

Upon successful conclusion of the current negotiations, the Company intends to commence the sourcing and supply of components. The component supply period is expected to be approximately 18 months with a further 5 months to be provided for construction and commissioning. The Company currently anticipates that progress payments from international financier/s will fund the project commitments.

It is intended that the Company will only engage in the supply of one unit during fiscal year 2007. Consequently, the Company believes that its funding needs will be able to be effectively managed.

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, engaging an independent advisor in regard to remuneration for officers and directors, reviewing the by-laws and all SEC regulatory and compliance issues, preparing a mission statement and corporate value statement, assessing the financing requirements. Management believes that further funds will be required to continue marketing the two technologies and to commence deliveries.

Results of Operations

The Company has been in the developmental stage since its inception.

Net Loss. Our net loss from inception (April 26, 2000) until December 31, 2006 was approximately $12,198,000. Our net loss for the fiscal years ended December 31, 2006 and 2005 were approximately $1,873,000 and $1,738,000, respectively. However, the accumulated loss to date includes a $4,836,000 loss on impairment of intellectual property and goodwill.

Marketing, General and Administrative Expenses. Our marketing, general and administrative expenses from inception (April 26, 2000) until December 31, 2006 were approximately $6,172,000. Our marketing, general and administrative expenses for the fiscal years ended December 2006 and 2005 were approximately $1,334,000 and $1,638,000 respectively. The 2006 general and administrative expenses decreased approximately $304,000 from 2005 expenses due to reduced international travel and the strategic decision to revert to the use of contractors instead of direct employees.

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until December 31, 2006 were approximately $1,200,000. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power & Water, Inc. and $103,000 consisted of payments to other consultants.

Impairment loss on intellectual properties from inception (April 26, 2000) until December 31, 2006 were $4,836,000. During fiscal year 2006, the Company recorded an impairment loss on the acquisition of a license ($536,373) from Methgen, Inc.

Currently, there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. The Company is about to execute an electricity supply agreement with Fuxin Coal Group in China that will result in the generation of sales revenue during the 2008 financial year. Management is pursuing other opportunities for JetWater, HCGT and other related technologies that could contribute to revenues at an earlier date.

Liquidity and Capital Resources

As of December 31, 2006, the Company had a bank balance of $5,517.

From the inception of the Company, through December 31, 2006, net cash used in operations of $6,419,000 and net cash used in investing activities of $118,000 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $6,214,000 and a loan from a shareholder in the amount of $275,000. Of these totals, $887,000 was raised through the sale of stock in the year ended December 31, 2006.

Off-Balance Sheet Arrangements

At December 31, 2006, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7.  Financial Statements.

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index and follow this page.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statement of Operations for the years ended December 31, 2006 and 2005, and from Inception (April 26, 2000) to December 31, 2006

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005 and from Inception (April 26, 2000) to December 31, 2006

Consolidated Statement of Cash Flows for the years ended December 31, 2006 and 2005, and from Inception (April 26, 2000) to December 31, 2006

Notes to Consolidated Financial Statements

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
(CONSOLIDATED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EESTech, Inc. and Subsidiaries

We have audited the accompanying balance sheets of EESTech, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from inception (April 26, 2000) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EESTech, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 and for the period from inception (April 26, 2000) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has been in the development stage since its inception (April 26, 2000) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Vasquez & Co. LLP

Los Angeles, California
March 9 , 2007

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2006	2005
ASSETS

Current assets:
Cash	$5,517	$1,828
Prepaid expenses	25,375	26,424
Other receivables	22,011	—
Total current assets	52,903	28,252
Property and equipment, net of depreciation	58,253	34,089

Intellectual property, net of amortization	2,687	2,887
Total assets	$113,843	$65,228

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$58,134	$164,930
Payroll and payroll taxes payable	22,210	11,381
Accrued expenses	13,228	—
Note payable	22,513	—
Deferred lease	46,703	—
Shareholder loans	230,723	245,429
Total current liabilities	393,511	421,740

Stockholders’ equity (deficit):
Common Stock, $0.001 par value, 20,000,000 shares authorized;
17,995,428 and 14,416,410 shares issued and outstanding at
December 31, 2006 and December 31, 2005, respectively	17,996	14,415
Additional paid-in capital	11,863,241	9,892,369
Common stock subscribed 62,500 shares at
December 31, 2005	—	50,000
Deficit accumulated during development stage	(12,197,526)	(10,324,295)
Accumulated other comprehensive income	36,621	10,999
Total stockholders’ equity (deficit)	(279,668)	(356,512)
Total liabilities and stockholders’ equity (deficit)	$113,843	$65,228

The accompanying notes are an integral part of these financial statements
See report of independent registered public accounting firm.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR	CUMULATIVE FROM INCEPTION (APRIL 26, 2000)
	ENDED	ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2006	2005	2006
Operating expenses:
General and administrative	$1,333,663	$1,638,273	$6,171,666
Research and development	—	103,010	1,200,466
Impairment loss on intellectual property	536,373	—	4,836,373

Total operating expenses	1,870,036	1,741,283	12,208,505

Loss from operations	(1,870,036)	(1,741,283)	(12,208,505)

Other income (expense)
Interest income	620	3,437	35,013
Loss on disposition of fixed asset	—		(18,700)
Interest expense	(3,521)	—	(4,165)
Provision for taxes	(294)	—	(1,169)

Net loss	$(1,873,231)	$(1,737,846)	$(12,197,526)

Loss per share	$(0.12)	$(0.13)
Weighted average number of common shares outstanding – basic and diluted	16,016,874	13,522,617

The accompanying notes are an integral part of these financial statements
See report of independent registered public accounting firm.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Common Stock
	Shares issued	Par value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Accumulated Other Comprehensive Income/Loss	Total stockholders’ equity (deficit)
Balance at inception-
April 26, 2000	—	$—	$—	$—	$—	$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjust for foreign
currency translation	—	—	—	—	—	23,637	23,637

Comprehensive loss	—	—	—	—	—	—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)

	Common Stock
	Shares issued	Par value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Other Comprehensive income	Total stockholders’ equity (deficit)
Adjustment for foreign
currency translation	—	—	—	—	—	135,903	135,903

Comprehensive loss	—	—	—	—	—	—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838
Common stock subscribed (62,500 shares)	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,737,846)	—	(1,737,846)
Adjustment for foreign
currency translation	—	—	—	—	—	(148,541)	(148,541)

Comprehensive loss	—	—	—	—	—	—	(1,886,387)
Balance December 31, 2005	14,416,410	$14,415	$9,892,369	$50,000	$(10,324,295))	$10,999	$(356,512))
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—	—	886,823
Issuance of stock for acquisition of Methgen, Inc.	763,700	764	495,641	—	—	—	496,405
Issuance of stock for services	622,627	623	540,602	—	—	—	541,225
Net loss		—	—	—	(1,873,231)	—	(1,873,231)
Adjustment for foreign currency translation		—	—	—	—	25,622	25,622
Comprehensive loss		—	—	—	—	—	(1,847,609)
Balance December 31, 2006	17,995,428	$17,996	$11,863,241	$—	$(12,197,526))	$36,621	$(279,668)

The accompanying notes are an integral part of these financial statements
See report of independent registered public accounting firm.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2006	FOR THE YEAR ENDED DECEMBER 31, 2005	CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH DECEMBER 31, 2006
Cash flows from operating activities:
Net loss	$(1,873,231)	$(1,737,846)	$(12,197,526)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	14, 650	17,641	47,620
Impairment of intellectual property	536,373	—	4,836,373
Shares issued for services	541,225	97,838	867,213
Disposition of property	—	—	18,700
Changes in assets and liabilities:
Increase in Accruals	13,228		13,228
Increase in prepaid expenses	(1,049)	30,537	(27,473)
Other accounts receivable	(22,011)	—	(22,011)
Increase (decrease) in accounts payable	(106,796)	73,729	58,134
Increase in payroll and taxes payable	10,829	9,081	22,210
Net cash used in operations	(886,782)	(1,509,020)	(6,383,532)
Cash flows used by investing activities:
Disposition (acquisition) of equipment	(38,614)	(4,530)	(123,260)
Net cash used by investing activities	(38,614)	(4,530)	(123,260)
Cash flows from financing activities:
Deferred Lease	46,703	—	46,703
Issuance of common stock	886,823	967,288	6,163,619
Loan from shareholder (incl. Note Payable)	7,807	245,429	253,236
Common shares subscribed	—	50,000	50,000
Net cash from financing activities	941,333	1,262,717	6,513,558
Comprehensive gain (loss) on translation	(12,248)	(148,541)	(1,249)
Net decrease in cash	3,689	(399,374)	5,517
Cash, beginning of period	1,828	401,202	—
Cash, end of period	$5,517	$1,828	$5,517

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for intellectual property	$536,373	$—	$4,836,373
Issuance of stock for services	$541,225	$97,838	$867,213
Issuance of stock subscribed in prior year	$50,000	$890,230	$—
Issuance of stock for acquisition of Methgen	$496,405		$496,405

The accompanying notes are an integral part of these financial statements
See report of independent registered public accounting firm.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY

EESTech, Inc. (the "Company"), a Delaware Corporation, was incorporated on April 26, 2000. On June 8, 2000, the Company acquired water purification technology, which removes impurities from water in great volume. The Company intends to sell or otherwise provide on a revenue-producing basis, systems, which will allow customers to purify water at the source. The Company has completed its prototype units and is in the process of marketing and selling a commercial product.

The Company has been in the development stage since its inception, April 26, 2000. It is primarily engaged in raising capital and developing a marketable commercial water purification product.

EESTech Australia Pty Ltd. (a wholly-owned subsidiary) was formed in December 2002. During the year it worked in tandem with the Company in marketing the JetWater System in Australia.

Methgen Inc. and its wholly owned subsidiary, Methgen Limited, were acquired in July 2006 and work in tandem with the Company in marketing the Hybrid Coal and Gas Turbine System in the United States and China

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED LEASE

The Company’s wholly owned subsidiary in Australia has entered into two leases, one for a motor vehicle and the other for a boiler. They are the subject of financial lease arrangements and are for a duration of 60 months. The company accounts for the transactions as Finance Leases in accordance with International Accounting Standards.

INTELLECTUAL PROPERTY

The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. Amortization expense charged to operations for the years ended December 31, 2006 and 2005 was $200 for each year, respectively, and $1,313 through the period from inception through December 31, 2006.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The Company has only used estimates for relatively minor accruals when they are not in possession of actual invoices after the balance date. The Company accounts for all its foreign subsidiaries on the same basis. Actual results could differ from those estimates.

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

NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 “Earnings Per Share,” which requires the Company to present basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and payables. The estimated fair value of these instruments approximate their carrying value.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the years ended December 31, 2006 and 2005 was $25,622 and $(148,541), respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense. There have been no research and development expenses incurred in fiscal year 2006.

ADVERTISING EXPENSES

The Company has not engaged in any advertising expenditure during the years as it focused on achieving a marketable product. The board of directors does not have a defined policy at this stage in relation to marketing and advertising expenses. However, it has identified those markets where it will have its most success, including, but not limited to China. Marketing will be conducted on a direct basis.

IMPAIRMENT OF LONG-LIVED ASSETS

FASB issued in August 2001, SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. In accordance with this statement, the Company periodically reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 and $3,300,000 for the years ended December 31, 2001 and 2004, respectively, in accordance with SFAS 121, which was superseded by SFAS 144.

STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosures.”  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R).  Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period.  These awards will be expensed under the straight line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.   Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. There is no stock-based compensation expense for the year ended December 31, 2006.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 11) using the Black-Scholes option-pricing model.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the year ended December 31, 2005, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

Year ended December 31, 2005
Net income (loss), as reported	$(1,737,846)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards not included in net income (loss)	(1,557)
Pro forma net income	$(1,739,403)

Income (loss) per share:
Basic/diluted - as reported	($0.13)/($0.13)
Basic/diluted - pro forma	($0.13)/($0.13)

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In October 2006, the Emerging Issues Task Force (“Task Force”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of the Company’s fiscal year 2007). The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the company’s balance sheets, statements of operations and related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employer’s accounting for Defined Benefit Pension and Other Post Retirement Plans.”  SFAS No. 158 requires employers to recognize in its statement of financial position an asset or liability based on the retirement plan’s over or under funded status.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Issues No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This statement is effective for fiscal years beginning after December 15, 2006.  The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

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

Management believes that actions currently being taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31, 2006	DECEMBER 31, 2005
Computers	$7,304	$7,304
Office furniture and equipment	58,642	58,642
Boiler	23,165	—
Automobile	15,449	—
	104,560	65,946
Accumulated depreciation	(46,307)	(31,857))

	$58,253	$34,089

Depreciation expense for the years ended December 31, 2006 and 2005 was $24,163 and $17,641, respectively.

5. INTELLECTUAL PROPERTY

On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of restricted common stock valued at $4,000 for the purchase of this technology. In addition, the agreement called for the Company to issue 1,000,000 restricted shares when the technology has reached a point of technological feasibility and 1,000,000 restricted shares when Global has produced a fully working prototype of the JetWater System that is ready for large scale production and deployment in commercial applications. The first 1,000,000 shares were issued in January 2001. The second 1,000,000 shares were issued in March 2004.

In addition, the Company entered into a five year agreement in June 2000 with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company paid annual payments of $100,000 until June of 2005 when the agreement ran out and was not renewed. During the year ended December 31, 2005, the Company paid $50,000 under the agreement.

As of December 31, 2006 and 2005, Global owned 6% of the issued and outstanding common stock of the Company, which gives Global the ability to exercise significant influence over the Company.

In July 2006, the Company acquired the exclusive license to exploit the Hybrid Coal and Gas Turbine Technology for electricity generation by acquiring the common stock of Methgen, Inc. for 763,700 shares of common stock of the Company at $496,405 based on the closing price of the shares on the date of acquisition. The Company’s acquisition included a license recorded by Methgen valued at $536,373. The Company believes that it may not be able to recover the carrying amounts of these assets and has charged income for impairment of the license.

6. COMMON STOCK

During the year ended December 31, 2003, the Company issued 583,985 shares of common stock for cash at $1.50 per share $876,054.

In November 2003, the Company issued 50,000 shares of common stock in payment for services, which it valued at fair market value at the date of issuance for $190,000.

During the year ended December 31, 2004, the Company issued 1,000,000 shares of common stock in payment of intellectual property and 30,000 shares of common stock for services at the closing stock price on the date of issue, $3,300,000 and $37,500, respectively. The Company issued 978,370 shares of common stock for cash, $617,127 and 29,398 shares of common stock that had been subscribed in 2003, $44,097.

During the year ended December 31, 2005, the Company issued 78,784 shares of common stock for services at the closing stock price on the date of issue $97,838. The Company issued 1,840,750 shares of common stock for cash, $967,288, 2,004,888 shares of common stock that had been subscribed in 2004, $890,230 and 588,235 shares of common stock for a note payable of $300,000

During the year ended December 31, 2006, the Company issued 622,627 shares of common stock for services at the closing stock price on the date of issue $541,225. The Company issued 2,192,691 shares of common stock for cash, $936,823 including 62,500 shares of common stock that had been subscribed in 2005 for $50,000. The Company issued 763,700 shares of common stock to acquire the licenses held by Methgen, Inc. value at the closing stock price on the date of acquisition or $496,405.

7. INCOME TAXES

The components of the deferred tax asset is as follows:

	DECEMBER 31, 2006	DECEMBER 31, 2005
Deferred tax assets:
Net operating loss carry-forward	$2,590,000	$2,078,000

Valuation allowance	(2,590,000)	(2,078,000))

Net deferred tax assets	$—	$—

The Company had available approximately $7,300,000 and $5,857,000 of unused Federal and state net operating loss carry-forwards at December 31, 2006 and 2005, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire through 2029 and 2015 for Federal and State purposes, respectively. The State of California has suspended the use of net operating losses for years ended December 31, 2002 and 2003. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2006 and 2005, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	DECEMBER 31, 2006	DECEMBER 31, 2005

Statutory federal tax (benefit) rate	(18.93)%	(18.93)%
Statutory state tax (benefit) rate	(3.25)%	(3.25)%
Statutory foreign tax (benefit) rate	(13.30)	(13.30)%

Effective tax rate	(35.48)%	(35.48)%

Valuation allowance	35.48%	35.48%

Effective income tax rate	0.00%	0.00%

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

The Company adopted SFAS 123(R) in 2006. As there were no issuances of options in 2006 and previously issued options had fully vested or expired in 2005, no stock based compensation was recorded in 2006. As of December 31, 2006, there were 1,000,000 shares that are reserved for issuance under the stock option plan.

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at June 6, 2002	—	—
Granted during the year	200,000	$1.05
Outstanding at December 31, 2002	200,000	$1.05
Outstanding at December 31, 2003	300,000	$1.05
Outstanding at December 31, 2004	100,000	$1.05
Outstanding at December 31, 2005	—	$—
Outstanding at December 31, 2006	—	—

21,667 stock options were exercisable as of December 31, 2004.

There were no options outstanding at December 31, 2006.

9. SHAREHOLDER LOANS

During the year ended December 31, 2005, the Company converted a shareholder loan of $300,000 into shares of common stock. The conversion ratio was the principal balance of the loan divided by the current market price of the Company’s common stock on the conversion date.

During the year ended December 31, 2005, additional shareholder loans were received in amount of $245,249. The loans bear no interest and are due on demand.

During the year ended December 31, 2006, additional shareholder loans were received in amount of $29,970. These loans bear no interest and are due on demand.

10. SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net Loss	2006	$1,107,213	$765,518
	2005	$287,188	$1,450,658
Long lived assets (net)	2006	$0	$58,253
	2005	$0	$34,080

11. COMMITMENTS AND CONTINGENCIES

Under the license agreement with ComEnergy Pty Ltd, the Company’s subsidiary, Methgen Inc., has a commitment to make a payment of $1,200,000 to ComEnergy. The Company has made a payment of $270,000. The balance is now due but there is a commercial dispute that may result in the balance not being payable.

There are no contingencies or commitments in relation to the Company’s China project with Fuxin Coal Group.

In relation to the agreement between Global Power and Water Pty Ltd, Greg Paxton and the Company in connection with the exchange of shares of the Company’s common stock for shares of Liquatech Pty Ltd. Common stock, the Company is currently obligated to issue 999,820 shares of the Company’s common stock.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

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

Item 8B.  Other Information.

On December 20, 2006, the Company entered into a consulting services agreement with MJB Capital Ltd. and Murray Bailey, the Company's Chief Executive Officer and Chief Financial Officer. The consulting services agreement became effective on July 3, 2006 and provides Mr. Bailey with an annual fee of $120,000. The consulting services agreement can be terminated (i) by either party by giving the other party three months prior written notice, (ii) immediately upon notice to the other party of a breach of the consulting services agreement and failure to cure the breach within fourteen days or (iii) without notice to the other party if the other party becomes insolvent or bankrupt, a receiver or trustee is appointed or is charged with any serious criminal offence. The consulting services agreement is governed by Australian law.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company, their ages and present positions held with the Company are as follows:

Name	Age	Position and Offices with the Company

Murray Bailey	57	Chief Executive Officer, Chief Financial Officer and Director

Gaylord Beeson	58	Director

Mr. Murray Bailey joined the Company in July 2006. Mr. Bailey is experienced in international trade and finance. He possesses significant technical skills that assisted in product identification, research, development and commercialization phases. He replaced Mr. Paul Bailey who resigned to pursue personal interests internationally.

Mr. Gaylord Beeson joined our board of directors in July 2005. Mr. Beeson has a history of 27 years in the oil and chemical industry. His specific expertise is in plant design, project management, plant operations and quality control.

There are no familial relationships between any director and executive officer.

All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the board of directors of the Company.

Board Committees

The Company does not presently have an audit committee, nominating committee or compensation committee. The board of directors as a whole performs the functions of each of these committees. The board of directors is cognizant of the requirement of Regulation S-B Item 407(d)(5) and is seeking to appoint a director with financial expertise within the next two years that may be deemed to be an audit committee financial expert. The Company has not adopted any procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer or principal accounting officer. The Company does not believe that a code of ethics is currently necessary because the Company has one employee and is a development stage company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (“Exchange Act”), requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“Commission”). Such officers, directors and shareholders are required by Commission regulations to furnish the Company with copies of all such reports that they file.

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2006, the Company advises that, during the Company’s 2006 fiscal year, there were no late Section 16(a) filings.

Item 10.  Executive Compensation.

The following table sets forth information regarding compensation earned for our Company’s fiscal year ended December 31, 2006, by our named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensa-tion($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compen-sation($)	Total($)
Murray Bailey(1) Chief Executive Officer and Chief Financial Officer	2006	$22,500	—	$3,700	—	—	—	—	$26,200
Paul Bailey(2) Former Chief Executive Officer	2006	—	—	$13,750	—	—	—	—	$13,750

(1)	Murray Bailey became Chief Executive Officer and Chief Financial Officer of the Company on July 7, 2006.

(2)	Paul Bailey resigned as chief executive officer of the Company on July 7, 2006.

Employment and Consulting Agreements

There are no employment agreements in place with the Company and any of its named executive officers at this time. Mr. Bailey will be issued 5,000 shares of common stock from the Company at the end of each fiscal quarter that he remains a director of the Company.

On December 20, 2006, the Company entered into a consulting services agreement with MJB Capital Ltd. and Murray Bailey, the Company’s Chief Executive Officer and Chief Financial Officer. The consulting services agreement became effective on July 3, 2006 and provides Mr. Bailey with an annual fee of $120,000. The consulting services agreement can be terminated (i) by either party by giving the other party three months prior written notice, (ii) immediately upon notice to the other party of a breach of the consulting services agreement and failure to cure the breach within fourteen days or (iii) without notice to the other party if the other party becomes insolvent or bankrupt, a receiver or trustee is appointed or is charged with any serious criminal offence. The consulting services agreement is governed by Australian law.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2006, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Murray Bailey(1) Chief Executive Officer and Chief Financial Officer	—	—	—	—	—	—	—	—	—
Paul Bailey(2) Former Chief Executive Officer	—	—	—	—	—	—	—	—	—

(1)	Murray Bailey became Chief Executive Officer and Chief Financial Officer of the Company on July 7, 2006.

(2)	Paul Bailey resigned as chief executive officer of the Company on July 7, 2006.

Director Compensation

The following table sets forth the compensation earned or awarded to each director who served on our board of directors in 2006, other than Murray Bailey. Details of Murray Bailey’s compensation are set forth on page 31 in the Summary Compensation Table. All directors are reimbursed for out-of-pocket expenses, if any, in connection with attendance at meetings of the board of directors. Non-employee directors presently do not receive any compensation for serving in such capacity.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Gaylord Beeson	—	$93,850	—	—	—	—	$93,850
Paul Bailey	—	—	—	—	—	—	—

(1)	Paul Bailey resigned as a director of the Company on August 8, 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of April 7, 2007 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all officers and directors. On March 8, 2007, there were 18,277,393 shares of common stock outstanding.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Murray Bailey (2)	138,610	*
Gaylord Beeson (2)	130,000	*
Directors and executive officers as a group (3 persons)	368,610	2.0%

*	Indicates less than 1% beneficial ownership.

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

(2)	c/o Company’s address: 23011 Moulton Parkway, A-10, Laguna Hills, Ca. 92653.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2006.

Plan category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Shares Remaining Available For Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	—	$—	—
Equity compensation plans not approved by stockholders(1)	—	$—	1,000,000
Total	—	$—	1,000,000

(1)	Aqua Dyne, Inc. Amended and Restated 2003 Stock Incentive Plan.

In June 2002, the board of directors of the Company adopted the Aqua Dyne, Inc. 2002 Stock Option Plan (the “2002 Plan”). In October 2003, the 2002 Plan was amended and restated as the Aqua Dyne, Inc. 2003 Stock Incentive Plan (the “2003 Plan”) to add provisions allowing for restricted stock awards to be made under the 2003 Plan. The 2003 Plan provides for the issuance of up to 1,000,000 shares of common stock of the Company. The Company has issued a total of 200,000 stock options to its former officers and directors, and 50,000 shares of common stock to a business consultant. All of the preivously issued options have expired. As of December 31, 2006, there were 1,000,000 shares that are reserved for issuance under the 2003 Plan.

The purposes of the 2003 Plan are to attract and retain for the Company and its affiliates the best available personnel, to provide additional incentive to employees, directors and consultants and to increase their interest in the Company’s welfare, and to promote the success of the business of the Company and its affiliates. Awards granted under the 2003 Plan may consist of incentive stock options, non-qualified stock options and restricted stock. The exercise price of a stock option may not be less than 100% of the fair market value of the shares of common stock on the date of grant of the stock option. In addition, the exercise price of any incentive stock option granted to a ten percent shareholder may not be less than 110% of the fair market value of the shares of common stock on the date of grant of the stock option. The stock options expire after 10 years, unless a shorter period is determined by the committee (as defined in the 2003 Plan), or 5 years from the date of grant if the person is a ten percent shareholder of the Company, subject to certain restrictions on exercisability following termination of continuous service (as defined in the 2003 Plan) from the Company and certain restrictions on transferability. The 2003 Plan terminates on April 26, 2012, unless sooner terminated by action of the board of directors of the Company.

Changes in Control

 We are not aware of any arrangements which may result in a “change in control” as that term is defined by the provisions of Item 403 of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

On June 8, 2000, the Company entered into two agreements with Global, a company owned by Greg Paxton, a consultant to and majority shareholder of the Company. Under the agreements, Global assigned its rights to the JetWater System, including the patent rights, to the Company and in exchange Global received 4,000,000 shares of our common stock. Global received an additional 1,000,000 shares upon successful completion of independent testing in 2001 and received the final 1,000,000 shares when the Company received a fully working prototype from Global in 2003.

A five year agreement relating to technical assistance was also signed with Global. Global received $80,000 per year until the prototype passed the test requirements and received $100,000 per year until the Company did not renew the agreement in June 2005.

It is the Company’s current policy that all transactions with officers, directors, 5% stockholders and their affiliates be entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

Item 13.  Exhibits.

(a) Exhibits

Exhibit No.	Description

2.1	Share Sale Agreement with Global Power and Water, Inc., Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

2.3	Share Sale Agreement with Gregory Paxton, Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of the Stock Certificate(1)

4.2	Form of Subscription Agreement executed by investors in the Private Placement(1)

10.1	Deed of Agreement for Assignment of Intellectual Property(1)

10.2	Agreement for Performance of Services by Independent Contractor(1)

10.3	Promissory Note to Global Power & Water, Inc.(1)

10.4	Aqua Dyne, Inc. Amended and Restated 2003 Stock Incentive Plan*(3)

10.5	Consulting Services Agreement between the Company MJB Capital Ltd. and Murray Bailey*

10.6	Marketing Agreement dated September 26, 2006 between ComEnergy and the Company

10.7	HCGT Licence Agreement dated August 2005 between ComEnergy Pty Ltd. and Methgen, Inc.

21	List of Subsidiaries

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a compensation plan or agreement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 7, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K/A, as filed with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Form S-8, as filed with the Securities and Exchange Commission on October 24, 2003 are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2006 and 2005 by Vasquez & Co. LLC and Mendoza Berger & Company.

Fees	2006	2005
Audit Fees(1)	$36,970	$45,310
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees	$—	$—

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual  financial statements and the review of our financial statements included in our Form 10-QSB quarterly  reports and services that are normally provided in connection with statutory or regulatory filings for the  2005 and 2006 fiscal years.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the  performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

Pre-Approval of Services by the Independent Auditor

All audit related services, tax services and other services rendered by the independent auditor were pre-approved by our board of directors. The board of directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by the independent auditor.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2007

EESTECH, INC.

By:	/s/ Murray Bailey
Name: Murray Bailey Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Name	Title	Date

/s/ Murray Bailey	Chief Executive Officer, Chief Financial Officer	April 17, 2007
Murray Bailey	and Director (principal accounting officer)

/s/ Gaylord Beeson	Director	April 17, 2007
Gaylord Beeson

Exhibit Index

Exhibit No.	Description

2.1	Share Sale Agreement with Global Power and Water, Inc., Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

2.3	Share Sale Agreement with Gregory Paxton, Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of the Stock Certificate(1)

4.2	Form of Subscription Agreement executed by investors in the Private Placement(1)

10.1	Deed of Agreement for Assignment of Intellectual Property(1)

10.2	Agreement for Performance of Services by Independent Contractor(1)

10.3	Promissory Note to Global Power & Water, Inc.(1)

10.4	Aqua Dyne, Inc. Amended and Restated 2003 Stock Incentive Plan*(3)

10.5	Consulting Services Agreement between the Company MJB Capital Ltd. and Murray Bailey*

10.6	Marketing Agreement dated September 26, 2006 between ComEnergy and the Company

10.7	HCGT Licence Agreement dated August 2005 between ComEnergy Pty Ltd. and Methgen, Inc.

21	List of Subsidiaries

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a compensation plan or agreement.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 7, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Company’s Form 8-K/A, as filed with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Form S-8, as filed with the Securities and Exchange Commission on October 24, 2003 are incorporated herein by reference.