Form 10QSB
period 2007-03-31
EESTech, Inc.
filed 2007-05-15
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITIONAL REPORT FILED UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File No. 0-32863

EESTech, Inc.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification Number)

23011 Moulton Parkway A-10, Laguna Hills, California 92653
(Address of principal executive offices)

(949) 380-4033
(Issuer's telephone number)

 Former address and telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
 Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 18,277,393 at May 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash	$78,240	$5,517
Prepaid expenses	95,222	25,375
Other receivables	---	22,011
Total Current Assets	173,462	52,903

Property and equipment, net of depreciation	56,475	58,253
Intellectual property, net of amortization	27,690	2,687
Total Assets	$257,627	$113,843
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$199,559	$58,134
Accrues expenses	23,510	13,228
Payroll and payroll taxes payable	23,650	22,210
Shareholder loans	394,329	230,723
Note payable	24,326	22,513
Deferred lease	38,020	46,703
Total Current Liabilities	$703,394	$393,511

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized;
18,277,393 and 17,995,428 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	18,278	17,996
Additional paid-in capital	11,985,022	11,863,241
Deficit accumulated during development stage	(12,459,422)	(12,197,526)
Accumulated other comprehensive income	10,355	36,621

Total Stockholders' Equity (Deficit)	(445,767)	(279,668)
Total Liabilities and Stockholders' Equity (Deficit)	$257,627	$113,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO MARCH 31, 2007
	2007	2006
Operating Expenses:
General and administrative	$262,441	$322,045	$6,434,107
Research and development	—	—	1,200,466
Impairment loss on intellectual property	—	—	4,836,373
Total Operating Expenses	262,441	322,045	12,470,946
Loss from operations	(262,441)	(322,045)	(12,470,946)
Other income (expense)
Interest income	545	124	35,558
Interest expense	—	—	(4,165)
Gain (loss) on disposition of assets	—	15,210	(18,700)
Provision for taxes	—	(294)	(1,169)
Net loss	$(261,896)	$(307,005)	$(12,459,422)

Loss per share	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	18,154,674	14,711,967

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Comprehensive income	Total Stockholders' equity (deficit)
Balance at inception- April 26, 2000	—	—	$—	$—	$—	$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjust for foreign
currency translation	—	—	—	—	—	23,637	23,637
Comprehensive loss	—	—	—	—	—	—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)
Adjustment for foreign
currency translation	—	—	—	—	—	135,903	135,903
Comprehensive loss	—	—	—	—	—	—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838
Common stock subscribed
(62,500 shares)	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,737,846)	—	(1,737,846)

	Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Comprehensive income	Total Stockholders' equity (deficit)
Adjustment for foreign
currency translation	—	—	—	—	—	(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—	—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)	10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—	—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—	—	496,405
Issuance of stock for services	622,627	623	540,602	—	—	—	541,225
Net loss	—	—	—	—	(1,873,231)	—	(1,873,231)
Adjustment for foreign currency
translation	—	—	—	—	—	25,622	25,622
Comprehensive loss	—	—	—	—	—	—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)	36,621	(279,668)
Issuance of stock for cash	250,000	250	99,750	—	—	—	100,000
Issuance of stock for services	31,965	32	22,031	—	—	—	22,063
Net Loss	—	—	—	—	(261,896)	—	(261,896)
Adjustment for foreign currency translation	—	—	—	—	—	(26,266)	(26,266)
Comprehensive Loss	—	—	—	—	—	—	(288,162)
Balance March 31, 2007 (unaudited)	18,277,393	$18,278	$11,985,022	—	$(12,459,422)	$10,355	$(445,767)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH MARCH 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(261,896)	$(307,005)	$(12,459,422)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	3,712	3,532	51,332
Impairment of intellectual property	—	—	4,836,373
Shares issued for services	22,063	140,170	889,276
Disposition of property	—	—	18,700
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(67,244)	9,150	(95,222)
Decrease in other receivables	22,011	—	—
Increase (decrease) in accounts payable	135,995	(60,497)	194,129
Accrued liabilities		—	13,228
Increase (decrease) in accrued payroll taxes	9,506	(7,055)	31,716
Net cash used in operations	(135,747)	(221,705)	(6,519,279)

Cash flows used by investing activities:
Acquisition of fixed assets	—	—	(123,260)
Acquisition of intangible asset- license	(7,500)	—	(7,500)
Net cash used in investing activities	(7,500)	—	(130,760)

Cash flows from financing activities:
Issuance of common stock	100,000	155,964	6,313,619
Loan from shareholder	114,226	(3,582)	367,462
Deferred lease	—	—	46,703
Overdraft	—	4,233	—
Net cash from financing activities	214,226	156,615	6,727,784

Effects of foreign currency translation on cash	1,744	63,262	495
Net increase (decrease) in cash	72,723	(1,828)	78,240
Cash, beginning of period	5,517	1,828	—
Cash, end of period	$78,240	$—	$78,240

Supplemental Disclosure of non-cash
Investing and financing activities:
Issuance of stock for intellectual property	$—	$—	$4,836,373
Issuance of stock for services	$22,063	$140,170	$889,276

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2007
(UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc. and Methgen Limited, as of March 31, 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB.

2.   ISSUE OF COMMON STOCK FOR INTELLECTUAL PROPERTY

The Company acquired the JetWater System in its final stages of prototype development from Global Power & Water, Inc. (“Global”) in fiscal year 2000 in exchange for issuance to Global of 6,000,000 shares of common stock. 4,000,000 shares of the Company’s common stock were issued on the date of such acquisition, 1,000,000 shares were issued following the successful testing of the system and another 1,000,000 shares are to be issued upon the successful demonstration that the JetWater System is ready for large scale production and deployment in commercial operations.

During the fiscal year ended December 31, 2004, the Company issued 1,000,000 shares of common stock in payment for the intellectual property of the JetWater System. Since the fair market value of the stock on the date issued was $3.30, the Company was required to value the intellectual property acquired at $3,300,000 and the Company was not able to substantiate that it would be able to realize revenues to recover the investment. Therefore, the Company was required to recognize an impairment of long-lived asset of $3,300,000.

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach; accordingly, prior periods have not been restated to reflect the impact of SFAS 123R.  Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period.  These awards will be expensed under the straight line amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a five-year vesting period.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the quarter ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

If the fair value based method under SFAS 123 had been applied in measuring stock-based compensation expense for the quarter ended March 31, 2005, there would still have been no compensation expense recorded, thus the pro-forma net loss and pro-forma basic and diluted loss per share will equal the amounts as reported.

4.    SEGMENTED INFORMATION

The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia
Net Loss, three months ended March 31,	2007	$114,529	$147,367
	2006	$159,946	$147,059

Long-lived assets (net) March 31,	2007	$—	$56,475
	2006	$—	$30,607

5.    SHAREHOLDER LOANS

During the fiscal year ended December 31, 2005, the Company converted a shareholder loan of $300,000 into shares of the Company’s common stock. The conversion ratio was the principal balance of the loan divided by the current market price of the Company’s common stock on the conversion date.

During the fiscal year ended December 31, 2005, additional shareholder loans were received in the amount of $245,249. The loans bear no interest and are due on demand.

During the quarter ended March 31, 2007, additional shareholder loans were received in the amount of $163,606. These loans bear no interest and are due on demand.

6.    NOTES PAYABLE

During the fiscal year ended December 31, 2006, an amount of $22,513 was received and the Company issued a note. The note does not bear any interest and is due on demand.

7.    EQUITY TRANSACTIONS

Please see the information contained in Item 2 on page 14.

8.    RECENT ACCOUNTING PRONOUNCEMENTS

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

9. GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted by the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage sine its inception (April 26, 2000), sustained significant losses and has used capital raised through the issuance of stock to fund its activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to satisfy the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based upon actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. See the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 for a description of certain of the known risks and uncertainties of the Company.

Company Overview

EESTech, Inc. is in the business of providing solutions utilizing Economically and Environmentally Sustainable Technologies, or EEST. The Company does not manufacture or fabricate any products. The Company’s core business model is to provide engineering advice for solution solving, including the identification of appropriate equipment. The Company may identify the appropriate equipment through its own products, other compatible products from direct purchase, licenses, alliances with other companies, design customization, engagement of suppliers and management of quality assurance, sales of selected primary and secondary equipment and the management and appointment of professionals involved in the construction and project management function.

The Company primarily generates revenue through the engagement of suppliers and management of quality assurance for each project, selling selected primary and secondary equipment for each project, managing the appointment of professionals involved in the construction and project management, providing engineering expertise for commissioning of projects and management of “after sales” services.

Recent Acquisitions

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued and outstanding shares of common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen holds a license for the marketing and production rights to the Hybrid Coal Gas Turbine (HCGT) intellectual property in the United States.

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

The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

Product and Technology Solutions

The Company is currently engaged in promoting the commercialization of its two primary products: the JetWater System, a waste water purification system; and the Hybrid Coal and Gas Turbine, or HCGT, power plant, to markets in Australia, China, South America, the United Arab Emirates and the United States. The JetWater System and the HCGT technology provide two different but compatible benefits, or value propositions, to customers.

JetWater System

The first technology we acquired was the JetWater System, an evaporation-based technology for water purification. The JetWater technology is used for the recovery of near ultra pure quality water (i.e., distilled water) from a range of water and wastewater sources. The JetWater System purifies and desalinates seawater, brackish groundwater, treated sewage effluent and other types of wastewater to produce near ultra-pure quality fresh water. The JetWater System is based on mechanical vapour compression (MVC) technology. The JetWater System seeks to replicate nature’s own water purification process - evaporation and condensation to produce fresh water.

Following the acquisition of the patent rights and complete ownership of this technology, we commenced testing the JetWater System. After completion of the independent testing of the process, we designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml/d. JetWater has been used to demonstrate the technology’s capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether the JetWater System can achieve the outcome sought by the potential customer. The JetWater System provides solutions to customers who wish to purify, desalinate or reuse water from a variety of sources. The JetWater System is particularly relevant to environmentally sensitive situations where the client would like to maximize fresh water recovery and minimize the volume of waste water. The JetWater System is based on a modular design. The production capacity of each module is 0.5 ML per day. The total system production capacity can be increased incrementally up to 5ML/d total production capacity, with 0.5, 1.0 and 1.5 ML per day being the most common system configurations. A 0.5 ML/d JetWater System is capable of providing potable water to a community of approximately 2,000 to 3,000 people. The JetWater System uses electrical power as its main energy supply.

Sales of JetWater Systems are expected to be driven by:

•	Tighter environmental regulations governing the disposal of waste water;

•	Rising demand for fresh water;

•	Scarcity of new water supplies; and

•	Strong political support for water reuse in the United States, Europe and Australia.

Hybrid Coal and Gas Turbine

The Hybrid Coal and Gas Turbine, or HCGT, can use biomass or a combination of fugitive methane from underground coal mines and waste coal as the fuel source to generate between 5 megawatts and 30 megawatts of electric power, per generating module. A typical system has an operating cost that is competitive with large power stations. The HCGT technology has been developed over the past six years as part of a collaborative environmental research project with the Australian Government’s leading Science and Industry Research Organization and industry groups.

This new technology should significantly reduce the environmental impact of coal mining by lowering fugitive methane emissions from underground mines and reducing acid run-off and gaseous emissions from waste coal stockpiles. At the same time it should deliver potentially significant savings on power and waste coal management costs.

The key features of the HCGT technology are:

•	5-30 megawatt electrical output;

•	Utilizes waste products for fuel;

•	Destroys methane at the sub-combustible concentrations in mine vent air;

•	Stable operation with variable and low-quality fuels, including biomass;

•	Based on proven mainstream technology;

•	Economically viable and sustainable; and

•	Able to satisfy qualification requirements for greenhouse gas trading schemes.

Plan of Operations

Currently, there are no signed definitive agreements that will produce revenue and there can be no assurances that management will be successful in negotiating such agreements. The Company believes it is about to execute an electricity supply agreement with Fuxin Coal Group in China that it anticipates will result in the generation of sales revenue during the 2008 fiscal year. The Company is currently negotiating with the Fuxin Coal Group from China, along with another international entity, to build, own and operate an initial 30 megawatt power plant using vented air methane from selected coal mines and their waste coal deposits. The Company currently intends to enter into a long-term (20 year) electrical supply agreement.

Management is pursuing other opportunities for the JetWater System, the HCGT technology and other related technologies that could contribute to revenues at an earlier date.

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, engaging an independent advisor in connection with executive compensation, reviewing the Company’s governing documents and all securities law regulatory and compliance issues, preparing the Company’s mission statement and corporate value statement, preparing a code of ethics and assessing the financial requirements of the Company.

Management believes that additional funds will be required to permit product refinement and continue marketing of the JetWater System and the HCGT technology and to meet contractual deliveries.

Results of Operations

The Company has been in the developmental stage since its inception (April 26,2000).

Net Loss. Our net loss from inception (April 26, 2000) through March 31, 2007 was $12,459,000. Our net loss for the three months ended March 31, 2007 was $262,000, as compared to $307,000 for the three months ended March 31, 2006.

Marketing, General and Administrative Expenses. Our general and administrative expenses from inception (April 26, 2000) through March 31, 2007 were $6,434,000. Our general and administrative expenses for the three months ended March 31, 2007 were $262,000 as compared to $322,000 for the three months ended March 31, 2006. The reduction in expenses of $60,000 is due to the decrease in consulting fees.

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until March 31, 2007 were $1,200,000. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of material and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power and Water, Inc. and $103,000 for payments to external consultants. There were no costs incurred by the Company in relation to the HCGT technology because the Company is a license holder only.

Intellectual Property. The Company had an impairment loss on intellectual property of $4,836,000. There has been no impairment during the quarter ended March 31, 2007.

Liquidity and Capital Resources

The Company had a cash balance of $78,240 at March 31, 2007, as compared to cash of $5,517 at December 31, 2006.

From the inception of the Company through March 31, 2007, net cash used in operations of $6,519,000 and net cash used in investing activities of $131,000 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $6,314,000 and shareholder loans in the amount of $367,000. Of these totals, $100,000 was raised through the sale of common stock of the Company in the quarter ended March 31, 2007.

Off-Balance Sheet Arrangements

At March 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2007, the Company issued shares of its common stock in the following transactions:

Date Issued	Amount	Name	Cash/Services	Description of Transaction
February 8, 2007	$100,000	Ms. Monica Bailey	Cash	Private placement with current stockholder
February 8, 2007	$783	Muneera Pty Ltd.	Services	Offset of professional fees
February 12, 2007	$3,500	Gaylord Beeson	Services	Director compensation
February 12, 2007	$3,500	Mr. Murray Bailey	Services	Director compensation
February 12, 2007	$4,480	Mr. Stephen Anderson	Services	Offset of professional fees
February 12, 2007	$9,800	Ms. Colleen McCafferty	Services	Professional fees for services of Mr. Paul McCafferty

The common stock in each of transactions described above was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	EESTECH, INC.

	By:	/s/ Murray Bailey
Name: Murray Bailey
Title: Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act