Form 10QSB
period 2007-06-30
EESTech, Inc.
filed 2007-08-13
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2007

☐	TRANSITIONAL REPORT FILED UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File No. 0-32863

EESTech, Inc.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification Number)

1260 S. Highway 98, Building 1, Suite H-5, Chino Valley, Arizona, 86323
(Address of principal executive offices)

(928) 636 6255
(Issuer's telephone number)

23011 Moulton Parkway, Suite A-10, Laguna Hills, California, 92653
(949) 380 4033
(Former address and telephone number)

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 19,074,233 at August 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 30, 2007	DECEMBER 31, 2006
	(Unaudited)
Current Assets:
Cash	$17,006	$5,517
Deposit held in escrow	415,050	—
Prepaid expenses	131,702	25,375
Other receivables	—	22,011
Total Current Assets	563,758	52,903
Investment	8	—
Property and equipment, net of depreciation	55,486	58,253
Intellectual property, net of Amortization	10,137	2,687
Total Assets	$629,389	$113,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$348,712	$58,134
Accrues expenses	335,743	13,228
Payroll and payroll taxes payable	26,856	22,210
Shareholder loans	1,292,808	230,723
Note payable	25,487	22,513
Deferred lease	37,482	46,703
Total Current Liabilities	2,067,088	393,511
Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized;
19,074,233 and 17,995,428 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	19,075	17,996
Additional paid-in capital	12,529,256	11,863,241
Deficit accumulated during development stage	(13,973,542)	(12,197,526)
Accumulated other comprehensive income	(12,488)	36,621

Total Stockholders' Equity (Deficit)	(1,437,699)	(279,668)
Total Liabilities and Stockholders' Equity (Deficit)	$629,389	$113,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO JUNE 30,
	2007	2006	2007	2006	2007
Operating Expenses:
General and administrative	$1,777,258	$596,089	$1,514,817	$274,044	$7,948,924
Research and development	—	—	—	—	1,200,466
Impairment loss on intellectual Property	—	—	—	—	4,836,373
Total Operating Expenses	1,777,258	596,089	1,514,817	274,044	13,985,763
Loss from operations	(1,777,258)	(596,089)	(1,514,817)	(274,044)	(13,985,763)
Other income (expense)
Interest income	1,568	380	1,023	256	36,581
Interest expense	(326)	—	—	—	(4.491)
Gain (loss) on disposition of assets	—	15,210	—	—	(18,700)
Provision for taxes	—	(294)	—	—	(1,169)
Net loss	$(1,776,016)	$(580,793)	$(1,513,794)	$(273,788))	$(13,973,542)

Loss per share	$(0.10)	$(0.04)	$(0.08)	$(0.02

Weighted average number of common shares outstanding	18,332,916	15,007,735	18,509,198	14,072,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock				Deficit accumulated			Total
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	during development stage	Comprehensive income		Stockholders' equity (deficit)
Balance at inception April 26, 2000	—	—	$—	$—	$—		$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—		—	4,000
Issuance of stock to directors	650,000	650	—	—	—		—	650
Net loss	—	—	—	—	(18,973)		—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)		—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—		—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—		—	1,000,000
Net loss	—	—	—	—	(1,638,743)		—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)		—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—		—	585,000
Net loss	—	—	—	—	(662,710)		—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)		—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—		—	876,054
Issuance of stock for services	50,000	50	189,950	—	—		—	190,000
Common stock subscribed	—	—	—	44,097	—		—	44,097
Net loss	—	—	—	—	(1,106,906)		—	(1,106,906)
Adjust for foreign
currency translation	—	—	—	—	—		23,637	23,637
Comprehensive loss	—	—	—	—	—		—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)		23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—		—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—		—	—
Issuance of stock for cash	978,370	978	616,149	—	—		—	617,127
Issuance of stock for services	30,000	30	37,470	—	—		—	37,500
Common stock subscribed	—	—	—	890,230	—		—	890,230
Net loss	—	—	—	—	(5,159,117)		—	(5,159,117)
Adjustment for foreign
currency translation	—	—	—	—	—		135,903	135,903
Comprehensive loss	—	—	—	—	—		—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)		159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—		—	967,288
Issuance of stock for note	588,235	588	299,412	—	—		—	300,000
Issuance of stock for services	78,784	79	97,759	—	—		—	97,838
Common stock subscribed
(62,500 shares)	—	—	—	50,000	—		—	50,000
Net loss	—	—	—	—	(1,737,846)		—	(1,737,846)
Adjustment for foreign
currency translation	—	—	—	—	—		(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—		—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)		10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—		—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—		—	496,405
Issuance of stock for services	622,627	623	540,602	—	—		—	541,225
Net loss	—	—	—	—	(1,873,231)		—	(1,873,231)
Adjustment for foreign currency
translation	—	—	—	—	—		25,622	25,622
Comprehensive loss	—	—	—	—	—		—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)		36,621	(279,668)
Issuance of stock for cash	711,840	712	346,569	—	—		—	347,281
Issuance of stock for services	366,965	367	319,446	—	—		—	319,813
Net Loss	—	—	—	—	(1,776,016)		—	(1,776,016)
Adjustment for foreign currency translation	—	—	—	—	—		(49,109)	(49,109)
Comprehensive Loss	—	—	—	—	—		—	(1,825,125)
Balance June 30, 2007 (unaudited)	19,074,233	$19,075	$12,529,256	$—	$(13,973,542)	$	(12,488)	$(1,437,699)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30, UNAUDITED		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH JUNE 30,
	2007	2006	2007
			UNAUDITED
Cash flows from operating activities:
Net loss	$(1,776,016)	$(580,793)	$(13,973,542)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	9,533	6,832	62,902
Impairment of intellectual property	—	—	4,836,373
Shares issued for services	319,813	236,994	1,187,026
Disposition of property	—	—	18,700
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(102,800)	9,204	(133,799)
Decrease in other receivables	23,349	—	—
Deposit to escrow account	(415,050)	—	(415,050)
Increase (decrease) in accounts payable	282,960	(164,656)	348,712
Accrued liabilities	320,408	—	335,743
Increase (decrease) in accrued payroll taxes	2,249	(7,055)	26,856
Net cash used in operations	(1,335,554)	(499,474)	(7,706,079)

Cash flows used by investing activities:
Acquisition of fixed assets	(2,054)	—	(135,726)
Acquisition of intangible asset- license	(7,508)	—	(7,508)
Net cash used in investing activities	(9,562)	—	(143,234)

Cash flows from financing activities:
Issuance of common stock	347,281	230,964	6,560,900
Subscribed stock	—	151,600	—
Loan from shareholder	1,051,008	212	1,315,320
Deferred lease	(2,318)	—	37,482
Notes payable		—	2,975
Net cash from financing activities	1,395,971	382,776	7,916,677

Effects of foreign currency translation on cash	(39,366)	131,421	(50,358)
Net increase (decrease) in cash	11,489	14,723	17,006
Cash, beginning of period	5,517	1,828	—
Cash, end of period	$17,006	$16,551	$17,006

Supplemental Disclosure of non-cash
Investing and financing activities:
Issuance of stock for intellectual property	$—	$—	$4,836,373
Issuance of stock for services	$319,813	$236,994	$1,187,026
Issuance of stock subscribed	$—	$50,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2007
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc. and Methgen Limited, as of June 30, 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

3.   SHARE BASED PAYMENTS

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

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

4.    SEGMENTED INFORMATION

The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia
Net Loss, six months ended June 30,	2007	$1,258,889	$517,127
	2006	$265,363	$315,430

Long-lived assets (net) June 30,	2007	$0	$55,486
	2006	$0	$27,357

5. SHAREHOLDER LOANS

During the fiscal year ended December 31, 2005, additional Stockholder loans were received in amount of $245,249. The loans bear no interest and are due on demand. As of June 30, 2007, $200,753 of the loan remains outstanding.

During the year ended December 31, 2006, additional Stockholder loans were received in amount of $29,970. These loans bear no interest and are due on demand. As of June 30, 2007, $29,970 of the loan remains outstanding.

During the quarter ended March 31, 2007, additional Stockholder loans were received in amount of $163,606. These loans bear no interest and are due on demand. As of June 30, 2007, $163,606 of the loan remains outstanding.

During the quarter ended June 30, 2007, additional Stockholder loans were received in amount of $898,479. These loans bear no interest and are due on demand. As of June 30, 2007, $898,479 of the loan remains outstanding

At the date of this filing there has been no formal loan documentation executed.

6. NOTE PAYABLE

During the year ended December 31, 2006, the Company issued a note to Mr Greg Paxton in an amount of $25,487. The note does not bear any interest and is due on demand.

7. DEPOSIT HELD IN ESCROW

The amount of $415,050 relates to a proposed Joint Venture in China for the commercialisation of the HCGT Technology. This amount represents an initial obligation on behalf of the Company to facilitate the project proceeding. The Joint Venture Agreements have not been negotiated and executed at this time. The funds have been placed in a Trust Account with our Lawyers and are unable to be released without the approval of the Board. Upon the satisfactory completion of documentation and the delivery of supporting evidence the Board will authorise the release of the funds.

8. PREPAID EXPENSES

The amount of $131,702 relates to prepaid rent for the company leased premises ($34,671), Patents ($1,137), Insurance ($822), International Travel ($29,908), Agent Fees ($21,249), Government Taxes ($43,431) and miscellaneous items ($484)

9. EMPLOYMENT CONTRACTS

On May 2, 2007 the Board approved employment contracts effective from January 1, 2007 for the Chairman Mr Murray Bailey and Australia Corporation Consulting Pty Ltd a private company of the Chief Financial Officer Mr Ian Hutcheson.

Mr Bailey has received 5,000 Restricted Stock each quarter, as a Director, since July 2006 but had not received any professional fees since the formation of the company in 2002. Mr Hutcheson had received professional fees at rates well below market since commencing with the company in January 2004.

The respective agreements are as follows:

Mr Murray Bailey:	(i) Cash Annual Salary- $350,000

(ii) Annual Stock- 250,000 Restricted Stock

(iii) Special one-off issuance of 2,500,000 Restricted Stock in recognition of Mr Bailey’s contribution to the company. The special issuance will only be made upon the Stockholders approving an increase in the company’s authorised capital.

(iv) As of June 30, 2007 there was a Professional Fee entitlement of $175,000 of which $51,235 had been paid. The balance ($123,765) is reflected in Accrued expenses.

Mr Ian Hutcheson:	(i) Cash Annual Salary- $250,000

(ii) Annual Stock- 100,000 Restricted Stock

(iii) Special one-off issuance of 1,000,000 Restricted Stock in recognition of Mr Hutcheson’s contribution to the company. The special issuance will only be made upon the Stockholders approving an increase in the company’s authorised capital.

(iv) As of June 30, 2007 there was a Professional Fee entitlement of $125,000 of which $39,750 had been paid. The balance ($85,250) is reflected in Accrued expenses

10. EQUITY TRANSACTIONS

Please refer the information contained in Item 2 on page 14.

11. EVENTS SUBSEQUENT TO BALANCE DATE

On July 25, 2007 the Company completed the acquisition for cash (AUD300,000) of the 50% interest that CSIRO held in ComEnergy Pty Ltd.

12. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed recent accounting pronouncements that have been adopted and have concluded that they will not have any material impact on its financial statements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Issues No. 157, "Fair Value Measurements" ("SFAS 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is encouraged, provided that the Company has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company does not believe that this pronouncement will have impact or effect on the Company’s financial statements.

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

13. GOING CONCERN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

The Company primarily generates revenue through the engagement of suppliers and management of quality assurance for each project, selling selected primary and secondary equipment for each project, managing the appointment of professionals involved in the construction and project management, providing engineering expertise for commissioning of projects and management of after sales services.

Recent Acquisitions

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued and outstanding shares of common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen’s sole asset is a license for the marketing and production rights to the Hybrid Coal Gas Turbine (HCGT) intellectual property in the United States.

Liquatech Pty Ltd.

On July 3, 2006, the Company entered into a Share Sale Agreement with Global Power and Water, Inc. and Liquatech Pty Ltd. and a Share Sale Agreement with Gregory Paxton and Liquatech Pty Ltd. Under the agreements, the Company will acquire a 58% interest in Liquatech Pty Ltd. In accordance with the terms and conditions of the agreements, the Company will issue 999,268 shares of its common stock to Greg Paxton, a consultant to the Company’s Research & Development Division, and 552 shares of its common stock to Global Power and Water, Inc. In exchange, the Company will receive 999,820 shares of common stock of Liquatech Pty Ltd. The final settlement has been delayed pending resolution of a number of matters

On June 1, 2007 the Company made a direct investment in Liquatech Pty Ltd for a nominal cash payment of $8.

Liquatech Pty Ltd. is a holding company only, that has a wholly-owned subsidiary, Liquatech Turbine Pty Ltd. Liquatech Turbine Pty Ltd. and the Australian Government Research Agency Commonwealth Scientific and Industrial Research Organization each own 50% of a joint venture entity known as ComEnergy Pty Ltd. ComEnergy Pty Ltd. holds the exclusive international marketing and production Licence to the HCGT technology.

ComEnergy Pty Ltd

On July 25, 2007 the Company completed the acquisition for cash (AUD300,000) of the 50% interest that CSIRO held in ComEnergy Pty Ltd. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

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

Plan of Operations

Currently, there are no signed definitive agreements that will produce revenue and there can be no assurances that management will be successful in negotiating such agreements. The Company is currently negotiating for the delivery of the HCGT technology to a number of locations in the People’s Republic of China. If successful this initiative can be expected to result in the generation of sales revenue during the 2009 fiscal year. The Company is currently negotiating to build, own and operate an initial 30 megawatt power plant using vented air methane from selected coal mines and their waste coal deposits. The Company currently intends to enter into a long-term (20 year) electrical supply agreement.

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

Results of Operations

The Company has been in the developmental stage since its inception (April 26, 2000).

Net Loss. Our net loss from inception (April 26, 2000) through June 30, 2007 was $13,973,542. Our net loss for the six months ended June 30, 2007 was $1,776,016, as compared to $580,793 for the six months ended June 30, 2006.

Marketing, General and Administrative Expenses. Our general and administrative expenses from inception (April 26, 2000) through June 30, 2007 were $7,948,924. Our general and administrative expenses for the six months ended June 30, 2007 were $1,777,258 as compared to $596,089 for the six months ended June 30, 2006. The increase in expenses of $1,181,169 is due to legal fees of $402,460 and consulting fees of $732,805 associated with the company’s initial move to evaluate and develop the market and then commence operations in the People’s Republic of China. This cost includes payments made to Officers of the Company pursuant to agreements shown in the Exhibits

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until June 30, 2007 were $1,200,000. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of material and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power and Water, Inc. and $103,000 for payments to external consultants. There were no costs incurred by the Company in relation to the HCGT technology because the Company is a license holder only.

Intellectual Property. The Company had an impairment loss on intellectual property of $4,836,000. There has been no impairment during the six-month period ended June 30, 2007 and 2006.

Liquidity and Capital Resources

The Company had a cash balance of $17,006 at June 30, 2007, as compared to cash of $5,517 at December 31, 2006.

From the inception of the Company through June 30, 2007, net cash used in operations of $7,706,079 and net cash used in investing activities of $143,234 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $6,560,900 and stockholder loans in the amount of $1,326,397. Of these totals, $667,094 was raised through the sale of common stock of the Company in the six months ended June 30, 2007.

Balance Sheet

As the Company has moved closer to its first commercialisation transaction the Balance Sheet has taken on a different structure to accommodate the additional costs that will be required.

•
As part of that process the company will be required to make a contribution of USD415,050 to a Joint Venture it is currently negotiating with an entity in China. As disclosed in the Notes to the Accounts, this amount is currently being held in Escrow with the Company’s Lawyers Trust account pending resolution of negotiations

•	The Prepayments have increased to reflect the company making a payment of;

•	$34,671 as a Security Deposit representing three months rent on two premises. This deposit is in lieu of Directors’ Guarantees

•	$1,137 for Patent Fees associated with advances required to cover Patent Agency Fees.

•	$822 representing the balance outstanding for an annual insurance premium

•	$29,903 for an advance for international travel provided to the Directors who are currently overseas. Upon return and provision of expense claims this amount will be expensed

•
$21,249 for an advance made to the company’s Singapore Agent for their costs associated with representing the company’s interests in China. The Agent is required to present a commercial invoice to account for this advance and this is expected in the September quarter

•	$43,431 for Government Goods and Services Taxes that have been paid by the company and will be recovered during the September quarter.

•	Accounts Payable ($348,712) has increased during the six months as a consequence of the current commercialisation phase. The Accounts Payable include a total of $275,000 for legal fees

•
Accrued Expenses ($335,743) include $209,015 for consulting fees identified in the Notes to the Accounts. There is a further $102,292 in Professional Fees for consultancy engagements associated with the company’s commercialisation program

•	Shareholder Loans ($1,292,808) has been provided by way of Non Interest Bearing. The Loans are On Demand and do contain an option, at the discretion of the lender to convert to Restricted Stock.

Off-Balance Sheet Arrangements

At June 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended June 30, 2007, the Company issued shares of its common stock in the following transactions:

Date Issued	Amount	Name	Cash/Services	Description of Transaction
February 8, 2007	$100,000	Ms M Bailey	Cash	Private Placement
May 2, 2007	$6,666	W.A. Altschwager	Cash	Private Placement
May 2, 2007	$57,776	R.A. Blackwell	Cash	Private Placement
May 2, 2007	$5,000	G.B. Skinner	Cash	Private Placement
May 22, 2007	$50,000	E Carlisle	Cash	Private Placement
May 22, 2007	18,985	W.L. Altschwager	Cash	Private Placement
May 31, 2007	12,382	C McCourt	Cash	Private Placement
May 31, 2007	8,236	Coast2Coast Pty Ltd	Cash	Private Placement
May 31, 2007	50,000	E Carlisle	Cash	Private Placement
May 31, 2007	8,236	R .A. Backwell	Cash	Private Placement
June 12, 2007	30,000	Kessells Road Superannuation Pty Ltd ATF Kessells Road Superannuation Fund	Cash	Private Placement
Total Cash	$347,281
February 8, 2007	$783	Muneera Pty Ltd	Services	Offset Professional Fees
February 12, 2007	$3,500	Mr G Beeson	Services	Director Compensation
February 12, 2007	$3,500	Mr M Bailey	Services	Director Compensation
February 12, 2007	$4,480	Mr S Anderson	Services	Offset professional Fees
February 12, 2007	$9,800	Ms C McCafferty	Services	Professional Fees Offset
May 2, 2007	$4,250	M Bailey	Service	Director Entitlement
May 2, 2007	$4,250	G Beeson	Service	Director Entitlement
June 23, 2007	$44,500	S Symms	Service	Remuneration for unpaid services
June 23, 2007	$222,500	J Hocken	Services	Development of HCGT technology
June 23, 2007	$22,250	Jovecroft Pty Ltd	Services	Development of HCGT Technology
Total Services	$319,813

The common stock in each of transactions described above was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.8*	Consultancy Agreement dated May 2, 2007 between the Corporation and Australia Corporation Consulting Pty. Ltd.

10.9*	Consultancy Agreement dated May 2, 2007 between the Corporation and Murray James Bailey

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*  Denotes a compensation plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	EESTECH, INC.

By: /s/ Murray Bailey
Name: Murray Bailey
Title: Chief Executive Officer

By: /s/ Ian Hutcheson
Name: Ian Hutcheson
Title: Chief Financial Officer