Form 10QSB
period 2007-09-30
EESTech, Inc.
filed 2007-11-14
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT FILED UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007

☐	TRANSITIONAL REPORT FILED UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.

Commission File No. 0-32863

EESTech, Inc.
(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification Number)

1260 S. Highway 89, Building 1, Suite H-5, Chino Valley, Arizona, 86323
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 19,762,358 shares outstanding of common stock as of November 8, 2007

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
Current Assets:
Cash	$46,845	$5,517
Prepaid expenses	303,825	25,375
Other receivables	258,237	22,011
Total Current Assets	608,907	52,903
Investment	261,099	--
Property and equipment, net of depreciation	51,771	58,253
Intellectual property, net of Amortization	7,500	2,687
Total Assets	$929,277	$113,843

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$477,908	$58,134
Accrues expenses	65,540	13,228
Payroll and payroll taxes payable	1,092	22,210
Shareholder loans - Non Convertible	224,694	230,723
- Convertible	1,425,306	-
Note payable, net of debt discount	566,958	22,513
Conversion option liability in excess of authorized shares	2,677,229	--
Deferred lease	36,256	46,703
Total Current Liabilities	5,474,983	393,511
Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 20,000,000 shares authorized;
19,762,358 and 17,995,428 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,762	17,996
Additional paid-in capital	11,882,638	11,863,241
Deficit accumulated during development stage	(16,428,456)	(12,197,526)
Accumulated other comprehensive income	(19,650)	36,621

Total Stockholders' Equity (Deficit)	(4,545,706)	(279,668)
Total Liabilities and Stockholders' Equity (Deficit)	$929,277	$113,843

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30		FOR THE THREE MONTHS ENDED SEPTEMBER 30,		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO SEPTEMBER 30, 2007
	2007	2006	2007	2006
Operating Expenses:
General and administrative	$3,611,369	$815,254	$1,834,111	$219,165	$9,783,035
Write Off Investment in China JV	419,805	0	419,805	0	419,805
Research and development	--	--	--	--	1,200,466
Impairment loss on intellectual property	--	--	--	--	4,836,373
Total Operating Expenses	4,031,174	815,254	2,253,916	219,165	16,239,679
Loss from operations	(4,031,174)	(815,254)	(2,253,916)	(219,165)	(16,239,679)
Other income (expense)
Interest income	4,014	574	2,446	194	39,027
Interest expense	(203,770)	--	(203,444)	--	(207,935)
Gain (loss) on disposition of assets	--	--	--	--	(18,700)
Provision for taxes	--	(294)	--	--	(1,169)
Net loss	$(4,230,930)	$(814,974)	$(2,454,914)	$(218,971)	$(16,428,456)

Loss per share	$(0.23)	$(0.05)	$(0.13)	$(0.01)

Weighted average number of common shares outstanding	18,761,186	15,567,423	19,612,088	16,661,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Comprehensive income		Total Stockholders' equity (deficit)
Balance at inception
April 26, 2000	—	—	$—	$—	$—		$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—		—	4,000
Issuance of stock to directors	650,000	650	—	—	—		—	650
Net loss	—	—	—	—	(18,973)		—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)		—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—		—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—		—	1,000,000
Net loss	—	—	—	—	(1,638,743)		—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)		—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—		—	585,000
Net loss	—	—	—	—	(662,710)		—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)		—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—		—	876,054
Issuance of stock for services	50,000	50	189,950	—	—		—	190,000
Common stock subscribed	—	—	—	44,097	—		—	44,097
Net loss	—	—	—	—	(1,106,906)		—	(1,106,906)
Adjust for foreign
currency translation	—	—	—	—	—		23,637	23,637
Comprehensive loss	—	—	—	—	—		—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)		23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—		—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—		—	—
Issuance of stock for cash	978,370	978	616,149	—	—		—	617,127
Issuance of stock for services	30,000	30	37,470	—	—		—	37,500
Common stock subscribed	—	—	—	890,230	—		—	890,230
Net loss	—	—	—	—	(5,159,117)		—	(5,159,117)
Adjustment for foreign
currency translation	—	—	—	—	—		135,903	135,903
Comprehensive loss	—	—	—	—	—		—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)		159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—		—	967,288
Issuance of stock for note	588,235	588	299,412	—	—		—	300,000
Issuance of stock for services	78,784	79	97,759	—	—		—	97,838
Common stock subscribed
(62,500 shares)	—	—	—	50,000	—		—	50,000
Net loss	—	—	—	—	(1,737,846)		—	(1,737,846)
Adjustment for foreign
currency translation	—	—	—	—	—		(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—		—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)		10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—		—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—		—	496,405
Issuance of stock for services	622,627	623	540,602	—	—		—	541,225
Net loss	—	—	—	—	(1,873,231)		—	(1,873,231)
Adjustment for foreign currency translation	—	—	—	—	—		25,622	25,622
Comprehensive loss	—	—	—	—	—		—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)		36,621	(279,668)
Issuance of stock for cash	1,394,965	1,394	613,281	—	—		—	614,675
Issuance of stock for services	371,965	372	323,691	—	—		—	324,063
Beneficial conversion feature of notes	—	—	442,846	—	—		—	442,846
Conversion option liability in excess of authorized shares	—	—	(1,360,421)	—	—		—	(1,360,421)
Net Loss	—	—	—	—	(4,230,930)		—	(4,230,930)
Adjustment for foreign currency translation	—	—	—	—	—		(56,271)	(56,271)
Comprehensive Loss	—	—	—	—	—		—	(4,287,201)
Balance September 30, 2007 (unaudited)	19,762,358	$19,762	$11,882,638	$—	(16,428,456)	$	(19,650)	($4,545,706)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH SEPTEMBER 30, 2007
	UNAUDITED
	2007	2006	UNAUDITED
Cash flows from operating activities:
Net loss	$(4,230,930)	$(814,974)	$(16,428,456)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	19,898	10,583	67,518
Impairment of intellectual property	--	--	4,836,373
Shares issued for services	324,063	285,860	1,191,276
Disposition of property	--	--	18,700
Write off of deposit for China joint venture	419,805	--	419,805
Adjustment of conversion option liability in excess of authorized shares	1,316,808	--	1,316,808
Amortization of debt discount	138,143	--	138,143
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	(264,547)	8,542	(96,425)
Increase in other receivables	(234,403)	--	(452,009)
Deposit to escrow account for China joint venture	(419,805)	--	(419,805)
Increase (decrease) in accounts payable	397,398	(128,543)	455,531
Increase in accrued liabilities	45,928	--	59,156
Increase (decrease) in accrued payroll taxes	(19,307)	(7,055)	2,903
Net cash used in operating activities	(2,506,949)	(645,587)	(8,890,482)

Cash flows used by investing activities:
Acquisition of fixed assets	(3,592)	(134)	(126,852)
Investment in ComEnergy	(261,091)	--	(261,091)
Investment in Liquatech	(8)	--	(8)
Acquisition of intangible asset- license	(7,500)	--	(7,500)
Net cash used in investing activities	(272,191)	(134)	(395,451)

Cash flows from financing activities:
Issuance of common stock	614,675	529,724	6,828,295
Loan from shareholder	1,402,165	771	1,655,401
Deferred lease	(5,205)	--	41,498

Notes payable	845,000	--	845,000
Net cash from financing activities	2,856,635	530,495	9,370,194
Effects of foreign currency translation on cash	(36,167)	124,997	(37,416)
Net increase (decrease) in cash	41,328	9,771	46,845
Cash, beginning of period	5,517	1,828	--
Cash, end of period	$46,845	$11,599	$46,845

Supplemental Disclosure of non-cash
Investing and financing activities:
Issuance of stock for intellectual property	$--	$--	$4,836,373
Issuance of stock for services	$324,063	$285,860	$1,191,276
Issuance of stock subscribed	$--	$50,000	$--
Issuance of stock for Methgen	$--	$496,405	$--
Beneficial conversion feature of notes	$442,846	$--	$442,846
Conversion option liability in excess of authorized shares	$1,360,421	$--	$1,360,421

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2007
(UNAUDITED)

1. INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc., Methgen Limited, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd. and EESTech Commercial Pty Ltd as of September 30, 2007 and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2006 was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense is recorded net of estimated forfeitures such that expense is recorded only for those stock-based awards that are expected to vest.

4. SEGMENTED INFORMATION

The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net Loss, nine months ended September 30,	2007	$3,275,503	$955,427
	2006	$330,817	$484,157

Long-lived assets (net) September 30,	2007	$0	$51,771
	2006	$0	$23,789

5. SHAREHOLDER LOANS

During the fiscal year ended December 31, 2005, additional Stockholder loans were received in amount of $245,249. The loans bear no interest and are due on demand. As of September 30, 2007, $176,397 of the loan remains outstanding.

During the year ended December 31, 2006, additional Stockholder loans were received in amount of $29,970. These loans bear no interest and are due on demand. As of September 30, 2007, $29,970 of the loan remains outstanding.

During the quarter ended March 31, 2007, additional Stockholder loans were received in amount of $163,606. While originally these loans did not accrue interest, the Board has elected to establish an interest rate commensurate with the recently established Convertible Notes of 10% per annum. As of September 30, 2007, $163,606 of the loan remains outstanding. The interest is accrued and will be added to the Principal Sum to establish the convertible amount for restricted shares. The conversion rights are conditional upon the approval of the Stockholders of an increase in the Company’s Authorised Capital.

During the quarter ended June 30, 2007, additional Stockholder loans were received in amount of $898,479. While originally these loans did not accrue interest the Board has elected to establish an interest rate commensurate with the recently established Convertible Notes of 10% per annum. . As of September 30, 2007, $898,479 of the loan remains outstanding. The interest is accrued and will be added to the Principal Sum to establish the convertible amount for restricted shares of common stock of the Company. The conversion rights are conditional upon the approval of the Stockholders of an increase in the Company’s Authorised Capital.

During the quarter ended September 30, 2007, additional Stockholder loans were received in amount of $381,548. While originally these loans did not accrue interest, the Board has elected to establish an interest rate commensurate with the recently established Convertible Notes of 10% per annum As at September 30, 2007, $381,548 of the loan remains outstanding. The interest is accrued and will be added to the Principal Sum to establish the convertible amount for restricted shares. The conversion rights are conditional upon the approval of the Stockholders of an increase in the Company’s Authorised Capital.

The amount of $1,425,306 was lent by one shareholder during the period March to September 2007 and has been reported in an 8-K filing in October 2007. As disclosed above this amount, subject to specific conditions has a right to convert to restricted shares of common stock of the Company. The balance of $224,694 is provided by a shareholder and is not entitled to any interest or right to convert to Stock. This latter loan is due on demand.

As at September 30, 2007 an amount of $52,053 was accrued as interest on the above shareholder loans.

6.  NOTE PAYABLE

During the year ended December 31, 2006, the Company issued a note to Kinetic Energy in an amount of $26,661. The note does not bear any interest and is due on demand. The note remains payable at September 30, 2007.

7. CONVERTIBLE NOTES

During the quarter ended September 30, 2007 the company issued Convertible Notes for $845,000. These Convertible Notes were issued to four (4) informed investors and attract an interest rate of 10% per annum. The Notes do not have any repayment conditions and are the subject of a right to convert to restricted common stock under Rule 144 at a per share conversion price of $0.30 and $0.60. The conversion rights are the subject of approval from the existing EESTech Inc Stockholders to an increase in the Company’s authorised capital.

As at September 30, 2007 a total amount of $13,241 was accrued as interest on the aggregate of the above Convertible Notes.

The Note Payable of $566,958  as per the Consolidated Balance Sheet is the aggregation of $26,661 Note Payable as described in Note 6 and $845,000 Convertible Note as described in Note 7, net of unamortized discount of $304,703.

In accordance with generally accepted accounting principles, in the event the conversion price on notes is less than the Company's stock price on the date of issuance, the difference is considered to be a beneficial conversion feature and is amortized as interest expense over the period from the date of issuance to the earlier of the conversion date or the stated maturity date. The aggregate beneficial conversion feature of these convertible notes is $442,846. This was recorded as a decrease in loans payable and an increase in additional paid in capital. For the nine months ended September 30, 2007, the Company recognized $138,143 in interest expense related to the amortization of the beneficial conversion feature recorded on these convertible notes. As of September 30, 2007, the remaining balance of the beneficial conversion feature was $304,703.

8. DEPOSIT HELD IN ESCROW

The amount of $419,805 that was previously held in Escrow was released for the purposes of meeting costs for the consolidation and deployment of resources in China. The amount was treated as an investment in a China Joint Venture. There has been a subsequent dispute between the Joint Venture Parties and the company regarding the nature of the payments made. Consequently, as there is some uncertainty that the company is able to satisfactorily resolve the matter the Board has treated the amount of $419,805 as being written off in the accounts for the quarter. Any recovery amounts will be utilised to reduce this write off.

9. PREPAID EXPENSES

The amount of $303,825 relates to prepaid rent for the Company leased premises $34,213, Patents $1,759, Insurance $626, International Travel $203,499, Government Taxes $62,417 and miscellaneous items $1,311.

10. OTHER RECEIVABLES

The amount of $258,237 relates firstly to an amount of $200,790 which represents a debt assigned to the Company. by CSIRO upon the acquisition of shares in ComEnergy. The debt is owed by ComEngergy to the Company. Secondly, the Other Receivable also relates to an amount of $57,447 owing by the Chinese Joint Venture for costs incurred by the Company.

11. EMPLOYMENT CONTRACTS

On May 2, 2007 the Board approved employment contracts effective from January 1, 2007 for the Chairman Mr. Murray Bailey and Australia Corporation Consulting Pty Ltd a private company of the Chief Financial Officer Mr. Ian Hutcheson.

Mr Bailey has received 5,000 restricted stock each quarter, as a director, since July 2006 but had not received any professional fees prior to the approval and execution of the consultancy agreement, despite being engaged by the Company since 2002 Mr Hutcheson has received professional fees at below market rates since commencing services with the Company in January 2004.

The respective agreements are as follows:

Mr Murray Bailey:	(i) Cash Annual Salary-	$350,000
	(ii)Annual Stock-	250,000 restricted stock

(iii)Special one-off issuance of 2,500,000 restricted stock in recognition of Mr Bailey’s contribution to the company. The special issuance will only be made upon the Stockholders approving an increase in the company’s authorised capital.

	(iv)As of September 30, 2007 there was a Professional Fee entitlement of $262,500 that has been fully paid.

Mr Ian Hutcheson:	(i) Cash Annual Salary-	$250,000
	(ii)Annual Stock-	100,000 restricted stock

(iii)Special one-off issuance of 1,000,000 restricted stock in recognition of Mr Hutcheson’s contribution to the company. The special issuance will only be made upon the Stockholders approving an increase in the company’s authorised capital.

	(iv)As of September 30, 2007 there was a Professional Fee entitlement of $187,500 that has been fully paid.

12. EQUITY TRANSACTIONS

As at September 30, 2007, the Company’s potentially diluted common shares that could be issued upon conversion of convertible notes exceeded the authorized shares. The Company has recorded conversion option liability in excess of authorized shares of $2,677,229 to account for the potential cash settlement of these financial instruments, of which $1,360,421 was charged against additional paid-in capital and $1,316,808 was charged as general and administrative expenses in 2007.

For other equity transactions, please refer the information contained in Item 2 on page 14.

13. INVESTMENT

On July 25, 2007 the Company completed the acquisition for cash (USD261,091) of the 50% interest that CSIRO held in ComEnergy Pty Ltd. ComEnergy Pty Ltd holds the exclusive International Licence for the Hybrid Coal & Gas Turbine Technology from the Australian Government’s Research entity the Commonwealth Scientific and Industrial Research Organisation. Details of the transaction are disclosed in an 8-K Filing on July 25, 2007.

On August 2 the company incorporated three (3) wholly owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at September 30, 2007 the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into EESTech Technologies Pty Ltd.

The amount of $419,805 that was previously held in Escrow was released for the purposes of meeting costs for the consolidation and deployment of resources in China. The amount was treated as an investment in a China Joint Venture. There has been a subsequent dispute between the Joint Venture Parties, and the company regarding the nature of the payments made. Consequently, as there is some uncertainty that the company is able to satisfactorily resolve the matter the Board has treated the amount of $419,805 as being written off in the accounts for the quarter. Any recovery amount/s will be utilised to reduce this write off.

14.  COMMITMENTS AND CONTINGENCIES

Share Swap

On September 20, 2007, EESTech, Inc. entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp. regarding the acquisition of HTC’s wholly-owned Australian subsidiary CO2 Technologies Pty Ltd . This transaction involves the commitment by the company to issue 10,000,000 shares of restricted stock. The issuance of this stock is conditional upon the company receiving approval from its stockholders to increase the authorised capital to 100,000,000 shares.

Power Supply Agreements

On September 5, 2007, the Company, on behalf of itself and its affiliates, also entered into the HCGT Projects Power Purchase & Fuel Supply Agreement (the “Supply Agreement”) with S&T, on S&T’s own behalf and on behalf of the following coal companies and bureaus domestic to the PRC (collectively, the “Groups”): Shanxi Taiyuan Xishan Coal Industries Group; Shanxi Datong Coal Industries Group; Shanxi Yangchuan Coal Industries Group; Shanxi Huozhou Coal Industries Group; Shanxi Lu-an coal Industries Group; Shanxi Jincheng Coal Industries Group; Hebei Fengfeng Coal Industries Group; Hebei Kailuan Coal Industries Group; Liaoning Fuxin Coal Industries Group; Ningxia Shenhua Tai-xi Coal Industries Group; Inner Mongolia Shenhua Wuda Coal Industries Group; and Inner Mongolia Baotou Coal Industries Group. As of September 5, 2007, neither the Company nor its affiliates had a material relationship with S&T or the Groups unrelated to the Supply Agreement.

The Supply Agreement represents agreed model terms and conditions upon which S&T will enter into Power Purchase & Fuel Supply Agreements with Project companies. The agreed model terms provide for Power Purchase & Fuel Supply Agreements having a term of 20 years, and provides the specific volumes of low grade coal, low density methane gas, and fresh water (collectively, the “inputs”) each of the Groups will deliver to the Company during the 20-year term of the Projects. The Supply Agreement also details the quality of each of the inputs to be delivered by each of the Groups. The Supply Agreement also obligates each of the groups to purchase 100% of the electric power generated by the Projects at that Group’s coal mining site, as well as the estimated amount of electric power to be delivered by each Project. Finally, the Supply Agreement sets forth the general rights and obligations of each of the Company, S&T, and the Groups with respect to the Projects’ sites and the delivery of the electricity generated by the Projects.

15. GOING CONCERN

The accompanying unaudited consolidatedfinancial statements, which have been prepared in conformity with accounting principles generally accepted in the United States , contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained significant losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to satisfy the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

16. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 may have on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 may have on our financial condition or results of operations.

17. SUBSEQUENT EVENTS

Increase in authorised capital

The Company resolved to increase its Authorised Capital from 20,000,000 shares of common stock to 100,000,000 shares of common stock, and a definitive Proxy statement and additional soliciting materials have been lodged with the United States Securities and Exchange Commission. A a Special Meeting was held for Stockholders on October 15, 2007. In accordance with the Company’s bylaws it was necessary for stockholders of a majority of the outstanding common stock of the Company to be present at the Special Meeting, either in person or by proxy in order to establish a quorum. At the date of the meeting, quorum was not established and the Special Meeting was adjourned to November 5, 2007. On October 21, 2007, the Board of Directors voted to further adjourn the Special Meeting to November 23, 2007, and notice of this decision was sent to all stockholders.

Acquisition of HCGT Patents and Intellectual Property

The Company has concluded negotiations with the Australian Government’s Research entity The Commonwealth Scientific and Industrial Research Organisation (CSIRO) to transfer all rights to EESTech. This will facilitate the IP being owned directly on EESTech Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbour protection provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based upon actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. See the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 for a description of certain of the known risks and uncertainties of the Company.

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

Liquatech Pty Ltd.

On July 3, 2006, the Company entered into a Share Sale Agreement with Global Power and Water, Inc. and Liquatech Pty Ltd. and a Share Sale Agreement with Gregory Paxton and Liquatech Pty Ltd. Under the agreements, the Company will acquire a 58% interest in Liquatech Pty Ltd. In accordance with the terms and conditions of the agreements, the Company will issue 999,268 shares of its common stock to Greg Paxton, a consultant to the Company’s Research & Development Division, and 552 shares of its common stock to Global Power and Water, Inc. In exchange, the Company will receive 999,820 shares of common stock of Liquatech Pty Ltd. The final settlement has been delayed pending resolution of a number of due diligence matters.

On June 1, 2007 the Company made a direct investment in Liquatech Pty Ltd for a nominal cash payment of $8. This transaction involved the acquisition by EESTech Inc. of 42% of the issued capital of Liquatech Pty Ltd

Liquatech Pty Ltd. is a holding company only, that has a wholly-owned subsidiary, Liquatech Turbine Pty Ltd. Liquatech Turbine Pty Ltd. And EESTech Inc each own 50% of a joint venture entity known as ComEnergy Pty Ltd. EESTech Inc, in July 2007 acquired the 50% in ComEnergy Pty Ltd previously held by the Australian Government’s Commonwealth Scientific and Industrial Research Organisation (CSIRO). ComEnergy Pty Ltd. holds the exclusive international marketing and production Licence to the HCGT technology issued by the CSIRO.

ComEnergy Pty Ltd

On July 25, 2007 the Company completed the acquisition for cash (USD261,091) of the 50% interest that CSIRO held in ComEnergy Pty Ltd. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

As the Company has not begun its commercial operations since the date of acquisition and its sole activity has been as the holder of the international Licence for the HCGT technology the Company, in consultation with the SEC conclude that the Company has acquired an asset, not a business. Consequently the Company has not consolidated the accounts of ComEnergy.

Recent Incorporations

On August 2, 2007 the company incorporated three (3) wholly owned subsidiary companies to facilitate the management of the three technologies that it now owns. The intent of these entities is as follows:

EESTech Technologies Pty Ltd: This entity will be the holder of all the company’s technology Intellectual property, Trade Marks and Copyright. It will Licence EESTech Commercial Pty Ltd to interface with international project proponents in the use of the technologies.

EESTech Commercial Pty Ltd: This entity will be the holder of Licences for the commercialisation and marketing of the technologies held by EESTech technologies Pty Ltd. The company will issue sub-licences to project proponents and will in turn receive licence fees.

EESTech Research Pty Ltd: This entity will be engaged in the research and development to enhance the technologies controlled by EESTech Technologies Pty Ltd.

Entrance to China Market

On September 5, 2007 the Company executed a number of Agreements and an enforceable Term Sheet with twelve (12) Chinese Coal mining companies including Shenghua Coal Group. The enforceable Term Sheet provides for Power Purchase and Feedstock supply for twelve 30MW Power Plants in China. The agreements involve the Company utilising the vented air methane and the waste coal from the coal mines to generate “run of mine” electricity. This is the first initiative the Company has to commercialize its HCGT and JWS technologies. The ensuing process to establish the operations in the People’s Republic of China will commence in the last quarter of the current financial year. The initial plants will be supplied on a Build Own and Operate (BOO) basis under a 20 year Raw Material Supply and Power Purchase Agreement.

Product and Technology Solutions

The Company is currently engaged in promoting the commercialization of its two primary products: the JetWater System, a waste water purification system; and the Hybrid Coal and Gas Turbine, or HCGT, power plant, to markets in Australia, China, South America, the United Arab Emirates, and the United States. The JetWater System and the HCGT technology provide two different but compatible benefits, or value propositions, to customers.

JetWater System

The first technology we acquired was the JetWater System, an evaporation-based technology for water purification. The JetWater technology is used for the recovery of near ultra pure quality water (i.e., distilled water) from a range of water and wastewater sources. The JetWater System purifies and desalinates seawater, brackish groundwater, treated sewage effluent, and other types of wastewater to produce near ultra-pure quality fresh water. The JetWater System is based on mechanical vapour compression (MVC) technology. The JetWater System seeks to replicate nature’s own water purification process - evaporation and condensation to produce fresh water.

Following the acquisition of the patent rights and complete ownership of this technology, we commenced testing the JetWater System. After completion of the independent testing of the process, we designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml per day (“Ml/d”). JetWater has been used to demonstrate the technology’s capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether the JetWater System can achieve the outcome sought by the potential customer. The JetWater System provides solutions to customers who wish to purify, desalinate or reuse water from a variety of sources. The JetWater System is particularly relevant to environmentally sensitive situations where the client would like to maximize fresh water recovery and minimize the volume of waste water. The JetWater System is based on a modular design. The production capacity of each module is 0.5 ML per day. The total system production capacity can be increased incrementally up to 5ML/d total production capacity, with 0.5, 1.0 and 1.5 ML per day being the most common system configurations. A 0.5 ML/d JetWater System is capable of providing potable water to a community of approximately 2,000 to 3,000 people. The JetWater System uses electrical power as its main energy supply.

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

Co2 Carbon Sequestration Technology

On September 20, 2007, EESTech, Inc. entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp (“HTC”). regarding the acquisition of HTC’s wholly-owned Australian subsidiary CO2 Technologies Pty Ltd (“CO2”). The shares will be issued by the Company only upon the Stockholders approval of the increase in the Company’s authorised capital. CO2 is a company formed under Australian law whose only asset will, on completion of the Agreement, be an exclusive license to commercialize the carbon capture and storage technology (the “CSS Technology”) in the following regions: The People’s Republic of China, India, and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan).

Plan of Operations

In addition to the HCGT plants in the People’s Republic of China, management is pursuing other opportunities for the JetWater System, the HCGT technology and other related technologies including the CSS Technology that could contribute to revenues at an earlier date.

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

Management believes that additional funds will be required to permit product refinement and continue marketing of the JetWater System, HCGT, and CSS technologies and to meet contractual deliveries.

Management believes that its current cash resources and its access to further equity funds will be adequate to meet funding needs over the next six month period, pending a significant private placement in 2008. This equity raising would be conditional upon the Stockholders’ approval of an increase in the Company’s authorised capital. The proposed commercialisation of the HCGT Technology in China, through the commencement of operations, is to be funded by non-recourse project finance.

The operation is intended to be project managed by an international firm that will procure, manage and install the plant(s) on selected site(s) in the People’s Republic of China. There is not intended to be any major increase in direct expenditure by the Company

The company will continue to fund and engage in Research and Development to ensure that the technologies remain current. Funding for this activity is intended to be generated from License Fees paid for the implementation of the technologies.

Results of Operations

The Company has been in the developmental stage since its inception (April 26, 2000).

Net Loss. Our net loss from inception (April 26, 2000) through September 30, 2007 was $16,428,456. Our net loss for the nine months ended September 30, 2007 was $4,230,930, as compared to $814,974 for the nine months ended September 30, 2006.

Marketing, General and Administrative Expenses. Our general and administrative expenses from inception (April 26, 2000) through September 30, 2007 were $9,783,035 Our general and administrative expenses for the nine months ended September 30, 2007 were $3,611,369 as compared to $815,254 for the nine months ended September 30, 2006. The increase in expenses of $2,796,115 is due to legal fees of $551,529, $1,316,808 for conversion option liability in excess of authorized shares and consulting fees of $881,874  associated with the company’s initial move to evaluate and develop the market and then commence operations in the People’s Republic of China. This cost includes payments made to Officers of the Company pursuant to agreements shown in the Exhibits.

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until September 30, 2007 were $1,200,466. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of material and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power and Water, Inc. and $103,466 for payments to external consultants. There were no costs incurred by the Company in relation to the HCGT technology because the Company is a license holder only.

Intellectual Property. The Company had an impairment loss on intellectual property of $4,836,000. There has been no impairment during the nine-month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

The Company had a cash balance of $46,845 at September 30, 2007, as compared to cash of $5,517 at December 31, 2006.

From the inception of the Company through September 30, 2007, net cash used in operations of $8,890,482 and net cash used in investing activities of $395,451 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $6,828,295 and stockholder loans in the amount of $1,655,401. Of these totals, $614,675 was raised through the sale of common stock of the Company in the nine months ended September 30, 2007. An amount of $845,000 was raised through the issuance of Notes convertible into common stock. The conversion is conditional upon the Stockholders approving the increase in the Company’s Authorised Capital.

Balance Sheet

As the Company has moved closer to its first commercialisation transaction, the Balance Sheet has taken on a different structure to accommodate the additional costs that will be required.
•
The amount of $419,805 that was previously held in Escrow was released for the purposes of meeting costs for the consolidation and deployment of resources in China. The amount was treated as an investment in a China Joint Venture. There has been a subsequent dispute between the Joint Venture Parties and the company regarding the nature of the payments made. Consequently, as there is some uncertainty that the company is able to satisfactorily resolve the matter the Board has treated the amount of $419,805 as being written off in the accounts for the quarter. Any recovery amount/s will be utilised to reduce this write off.

•	The Other Receivables of $258,237 includes an amount receivable from ComEnergy of $200,790 and Loan to the Joint Venture of $57,447.
•	The Prepayments have increased to reflect the company making a payment of;
o	$34,213 as a Security Deposit representing three months rent on two premises. This deposit is in lieu of Directors’ Guarantees
o	$1,759 for Patent Fees associated with advances required to cover Patent Agency Fees.
o	$626 representing the balance outstanding for an annual insurance premium
o	$203,499 for an advance for international travel provided to the Directors who are currently overseas. Upon return and provision of expense claims this amount will be expensed
o	$62,417 for government taxes paid and claimable and
o	$1,311 for other miscellaneous items.
•	Accounts Payable has increased to $477,908 during the nine months as a consequence of the current commercialization phase. The Accounts Payable include a total of $266,638 for legal fees.
•	Accrued Expenses $65,540 include $65,294 for accrued interest and $246 for consulting fees as identified in the Notes to the Accounts
•
Shareholder Loans in the amount of $1,650,000 includes $1,425,306 in Convertible Loans Interest Bearing at 10% per annum and contain an option to convert to restricted stock as disclosed in the notes to the unaudited consolidated financial statements and $224,694 Non Interest Bearing loans. The latter loan is payable On Demand.

Off-Balance Sheet Arrangements

At September 30, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended September 30, 2007, the Company issued shares of its common stock in the following transactions:

Date Issued	Number of Shares	Name	Cash/Services	Description of Transaction
July 10, 2007	104,145	L.S. Orton	Cash	Private Placement
July 12, 2007	258,037	Laffey Superannuation Fund	Cash	Private Placement
July 13, 2007	182,255	Jakenval Pty Ltd	Cash	Private Placement
July 13, 2007	13,018	L Page	Cash	Private Placement
July 16, 2007	15,873	C. McCourt	Cash	Private Placement
August 13, 2007	28,283	SJ Purchase & RFalzon ATF Joint Superannuation Fund	Cash	Private Placement
August 14, 2007	27,927	Dial -a-Plumber	Cash	Private Placement
September 3, 2007	12,609	PB Richards	Cash	Private Placement
September 4, 2007	20,489	Altschwager Superannuation Fund	Cash	Private Placement
	20,489	R Backwell	Cash	Private Placement
Total Shares	683,125

August 20, 2007	5,000	S Collins	Services	Professional Services
Total Shares	5,000

The common stock in each of transactions described above was issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 25, 2007 the Company filed a Notice 14(a) relating to a Board Resolution to increase the authorised capital from 20,000,000 to 100,000,000 shares of Common Stock. The Special Meeting of stockholders was held on 15 October. Due to the lack of proxy votes to meet the a quorum under the Company’s Bylaws the meeting was adjourned to November 23.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Filings during the period:

August 29, 2007	8-K/A - Items 2.01 and 3.02 Acquisition of Methgen Inc. and cancellation of Licence to Methgen Inc. for HCGT in North America

September 7, 2007	8-K/A - Item 2.01 - Cancellation of Licence to Methgen, Inc. for HCGT in North America

September 7, 2007	8-K- Item 2.01 - Completion of acquisition of 50% of issued shares in Comenergy Pty Ltd from CSIRO

September 13, 2007
8-K- Item 1.01 - Entry into Agreement of Entrustment with Beijing XingliYuan Science & Technology Co regarding several Hybrid Coal and Gas Turbine Projects and CO2 Emission Reduction Projects in the People’s Republic of China

September 24, 2007	8-K- Item 1.01 Entry into Share Swap Agreement with HTC Hydrogen Technologies Corp.

September 25, 2007	8-K-Items 1.01 and 3.02 - Entry into Convertible Note Subscription Agreement with Two Jays and Missy Pty Ltd

September 28, 2007	8-K - Items1.01and 3.02 - Entry into Convertible Note Subscription Agreement Robertson Investments Limited

September 28, 2007	8-K-Item 1.01 Entry into Convertible Note Subscription Agreement Richard Hart

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2007	COMPANY NAME CORPORATION

	By:	/s/ Murray Bailey
Name: Murray Bailey
Title: Chief Executive Officer

By:	/s/ Ian Hutcheson
Name: Ian Hutcheson
Title: Chief Financial Officer