Form 10KSB
period 2007-12-31
EESTech, Inc.
filed 2008-03-31
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32863

EESTECH, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification No.)

1260 S. Highway 89, Building 1, Suite H-5 Chino Valley, Arizona (Address of principal executive offices)	86323 (Zip Code)

Issuer’s telephone number (including area code): (928) 636 6255

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

The aggregate market value of the voting stock held by non-affiliates was $26,438,147 based upon the closing price of the registrant’s common stock of $0.58 as of March 27, 2008.

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was 45,583,013 at March 27, 2007.

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

EESTech Inc.

EESTech, Inc. (the “Company”, “us”, or “we”) was incorporated and commenced operations on April 26, 2000. The Company was formed to seek out and acquire promising technologies with the intent of bringing them to commercialization. In June 2006, the Company changed its name from “Aqua Dyne, Inc.” to “EESTech, Inc.”

EESTech Australia Pty Ltd.

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

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued and outstanding shares of common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen’s sole asset was a license for the marketing and production rights to the Hybrid Coal Gas Turbine (HCGT) intellectual property in the United States. The license was subsequently rescinded in February 2007 and the outstanding licence fee, payable to the licensor, ComEnergy Pty Ltd., was waived.

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

On June 1, 2007 the Company completed a transaction involving the acquisition by EESTech Inc. of 42% of the issued capital of Liquatech Pty Ltd. from two shareholders John Hocken and Jovecroft Pty Ltd. This required an outlay by EESTech Inc of $8.

Liquatech Pty Ltd. is a holding company that has a wholly-owned subsidiary, Liquatech Turbine Pty Ltd. As at December 31, 2007, Liquatech Turbine Pty Ltd. and EESTech, Inc. each own 50% of a joint venture entity known as ComEnergy Pty Ltd. EESTech, Inc., in July 2007, acquired the 50% in ComEnergy Pty Ltd. previously held by the Australian Government’s Commonwealth Scientific and Industrial Research Organisation (CSIRO). In January 2008, Liquatech Turbine’s stockholding in ComEnergy Pty Ltd. was transferred to EESTech Inc. The transaction did not involve any monetary consideration.

As the Company has now acquired the patents for the HCGT technology the necessity to complete the acquisition of the remaining equity in Liquatech Pty Ltd. is not a necessity. The Company is currently considering the various options that it has in relation to its contractual obligations to Global Power and Water Pty Ltd. and Greg Paxton and the need to proceed with the formal acquisition of the company’s issued capital not already held.

ComEnergy Pty Ltd.

On July 25, 2007, the Company completed the acquisition for cash (USD461,881) of the 50% interest that CSIRO held in ComEnergy Pty Ltd (ComEnergy) which at that time held the international licence from CSIRO for the HCGT technology. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System (owned by the Company) by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

As ComEnergy has not begun any commercial operations since the date of acquisition and its sole activity has been as the holder of the international licence for the HCGT technology from the CSIRO, the Company has concluded that it has acquired an asset, not a business. Consequently, the Company has not consolidated the accounts of ComEnergy.

ComEnergy Pty Ltd. held the exclusive international marketing and production licence to the HCGT technology issued by the CSIRO. Following the completion of an agreement by EESTech, Inc. with CSIRO the license, held by ComEnergy from CSIRO, was terminated. EESTech, Inc. currently holds the patent ownership and all rights to the HCGT technology. The company considers that the amount of USD461,881 represents the value attributable to the HCGT Patents acquired from the CSIRO as part of the conditions of acquiring the CSIRO interest in ComEnergy.

CO2 Technologies Pty Ltd.

On September 20, 2007, EESTech, Inc. entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp (“HTC”), enabling the acquisition of HTC’s wholly-owned Australian subsidiary CO2 Technologies Pty Ltd. (“CO2”). CO2 is a company formed under Australian law whose only asset is an exclusive license to commercialize the carbon capture and storage technology (the “CCS Technology”) in the following regions: The People’s Republic of China, India and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan). This transaction involved EESTech, Inc. issuing 10,000,000 shares of the Company's common stock to HTC.

As CO2 has not begun its commercial operations since the date of acquisition and its sole activity has been as the holder of the Licence for the CCS Technology, the Company has concluded that it has acquired an asset, not a business. Consequently the Company has not consolidated the accounts of CO2.

Recent Incorporations

On August 2, 2007, the Company incorporated three wholly owned subsidiary companies to facilitate the management of the three technologies that it now owns. The intent of these entities is as follows:

EESTech Technologies Pty Ltd: This entity will be the holder of all the company’s technology, intellectual property, trade marks and copyright. It will licence EESTech Commercial Pty Ltd to interface with international project proponents in the use of the technologies.

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

Company Overview

EESTech Inc. is in the business of providing solutions utilizing Economic and Environmentally Sustainable Technologies. The Company does not intend to, itself, manufacture or fabricate any products. The Company’s core business model is to provide engineering advice for solution solving, including the identification of appropriate equipment. The Company may identify the appropriate equipment through its own products, other compatible products from direct purchase, licenses, alliances with other companies, design customization, engagement of suppliers and management of quality assurance, sale of selected primary and secondary equipment and the management and appointment of professionals involved in the construction and project management function.

The Company will primarily generate revenue through the engagement of suppliers, selling selected primary and secondary equipment for each project, managing the appointment of professionals involved in the construction and project management, providing engineering expertise for commissioning of projects and management of “after sales” services.

The Company intends to pursue a strategic relationship with entities in The People’s Republic of China (PRC) in the commercialisation of the initial HCGT Plant.

In November 2007, the Company acquired a licence from HTC Hydrogen Technologies Corp (“HTC”) to commercialise the Carbon Capture and Storage technology (CCS). The licence will enable the company to commercialise the CCS technology in The People’s Republic of China, India and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand and Japan).

Sales and Marketing

The Company is currently engaged in promoting the commercialization of its three primary products: a Hybrid Coal and Gas Turbine (HCGT) power plant; Carbon Capture and Storage (CCS) and the JetWater System (JWS). These are Economic and Environmentally Sustainable Technologies that are being introduced to markets in Australia, PRC, South America, the United Arab Emirates and the United States.

The Company has a strategy for future expansion and commercialization of the technologies to additional countries as the markets demand. The Company intends to progressively target the eighteen signatory countries to the International Methane to Market Program.

During the year, the Company focused its marketing effort on businesses and governments that have an imperative need to utilize waste gas and/or combustible waste materials as an economical way to generate electricity and to address impure water issues. A special effort has been focused on The People’s Republic of China where there is a significant demand for the company’s HCGT technology.

The Company will seek to engage external specialists to complete construction and project management functions. These specialists will be engaged on the capability of their regional representations and skills base. The Company will manage such appointments.

The Company will initially utilize specialised technical personnel to carry out all commissioning functions. The Company plans to recover costs associated with their personnel through project revenues. These responsibilities will be carried out by the external engineers so as to mitigate risks associated with quality assurance and performance.

The Company plans to provide customers with contracted services on maintenance and repair of its equipment. These services would be provided by “local” suitably qualified entities that had been approved by the Company’s technical support team.

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen held a license for the marketing and production rights to the Hybrid Coal and Gas Turbine intellectual property in the United States.

In February 2007 the license was rescinded.

Liquatech Pty Ltd.

On July 3, 2006, the Company entered into a Share Sale Agreement with Global Power and Water, Inc. and Liquatech Pty Ltd. and a Share Sale Agreement with Gregory Paxton and Liquatech Pty Ltd. Under the agreements, the Company will acquire a 58% interest in Liquatech Pty Ltd. In accordance with the terms and conditions of the agreements, the Company will issue 999,268 shares of its common stock to Greg Paxton, a consultant to the Company’s Research & Development Division, and 552 shares of its common stock to Global Power and Water, Inc. In exchange, the Company will receive 999,820 shares of common stock of Liquatech Pty Ltd. There is a matter of dispute that may lead to the transaction being cancelled and the shares being defaulted to EESTech Inc.

Liquatech Pty Ltd. is a holding company that operates its business through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd. As at December 31, 2007, Liquatech Turbine Pty Ltd. had transferred its 50% shareholding in ComEnergy Pty Ltd to EESTech Inc. ComEnergy Pty Ltd,. until September 2007, held the exclusive international marketing and production rights to the HCGT intellectual property. Following the transfer of the patents and other intellectual property associated with the HCGT technology to the Company the licence held by ComEnergy Pty Ltd was lapsed.

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

CO2 Technologies Pty Ltd

On November 29, 2007, the Company entered into a CCS Technology Licence Deed with HTC Hydrogen Technologies Corp. This Agreement entitles EESTech to engage in the commercialisation of the CCS technology in a number of Territories including PRC, India, and Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan).

Product and Technology Solutions

The Company is currently engaged in promoting the commercialization of its three primary products: a Hybrid Coal and Gas Turbine, or HCGT, power plant; Carbon Capture and Storage and the JetWater System, all Economically and Environmentally Sustainable Technologies, to markets in Australia, PRC, South America, the United Arab Emirates and the United States. The HCGT system and the JetWater System have the capability to provide two different but compatible benefits, or value propositions, to customers. The CCS technology has the capability to offer a cost effective solution to managing carbon emissions.

JetWater System

The first technology the Company acquired was the JetWater System (“JetWater”), an evaporation-based technology for water purification. The JetWater technology is used for the recovery of near ultra pure quality water (i.e., distilled water) from a range of water and wastewater sources. The JetWater System purifies and desalinates seawater, brackish groundwater, treated sewage effluent and other types of wastewater to produce near ultra-pure quality fresh water. The JetWater System is based on mechanical vapour compression (MVC) technology. The JetWater System actually replicates nature’s own water purification process - evaporation and condensation to produce fresh water.

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

Following the acquisition of the patent rights and complete ownership of this technology, the company commenced testing JetWater. After completion of the independent testing of the process, it designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml/d. JetWater that has been used to demonstrate the technology’s capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether JetWater can achieve the outcome sought by the potential customer. The JetWater System provides solutions to customers who wish to purify, desalinate or reuse water from a variety of sources. The JetWater System is particularly relevant to environmentally sensitive situations where the client would like to maximize fresh water recovery and minimize the volume of waste water. The JetWater System is based on a modular design. The production capacity of each module is 0.5 ML per day. The total system production capacity can be increased incrementally up to 5ML/d total production capacity, with 0.5, 1.0 and 1.5 ML per day being the most common system configurations. A 0.5 ML/d JetWater System is capable of providing potable water to a community of approximately 2,000 to 3,000 people. The JetWater System uses electrical power as its main energy supply.

The pilot unit has proved up the technology, but with the Company’s change in focus to the HCGT and CCS technologies, it has not actively pursued markets for the JetWater system. It has explored scope for JetWater to interface with the other two technologies as opposed to looking for stand alone applications. Consequently while the technology is capable of full commercialisation it has not generated any sales revenues in the 2007 year.

Future specific Sales of JetWater Systems are expected to be driven by:

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

This technology should significantly reduce the environmental impact of coal mining by lowering fugitive methane emissions from underground mines and reducing acid run-off and gaseous emissions from waste coal stockpiles. At the same time it should deliver potentially significant savings on power and waste coal management costs.

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

The HCGT plant enables coal miners to efficiently produce electric power using low cost fuel sources such as ventilation, air methane, coal mine methane and waste coal. The HCGT process is expected to contribute significantly to improved environmental outcomes and reduced greenhouse gas emissions. In many countries, HCGT projects may be eligible to generate and trade carbon credits (depending on government regulations) thereby creating an additional revenue stream for the mine. HCGT also has application in biomass power generation industry.

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

While the Company’s sales effort may include Australia and the United States its primary focus is going to be PRC in the short to medium term .

The initial sale of nine 10MW systems represents approximately 1% of current market opportunities in the PRC. With the increase in economic activities in PRC, the Company anticipates that sales for HCGT systems would be likely to increase to around 10% of the total PRC market.

The Company anticipates that markets in the United States for both coal and biomass will be affected by the successes in China.

Together the HCGT and JetWater technologies should allow EESTech to simultaneously take full advantage of the global commercial opportunities offered by the exciting high-growth renewable energy and water reuse market sectors. The Company intends to focus its initial primary sales efforts in Australia, China and the United States where it believes it can efficiently and economically manage the initial commercialization of its primary products, the JetWater and the HCGT systems.

Carbon Capture and Storage

The coal and gas fired electricity generation sector remains a major provider of base load power throughout the world, due largely to the abundance of coal and gas, the low cost of generation and the maturity of the technology. However as international consensus builds around the need to reduce Greenhouse Gas (GHG) / CO2 Emissions in the face ever increasing concerns over global warming, significant pressure has been placed on operators of GHG emitting plants, industry groups, state and federal government to respond accordingly.

HTC’s business is the development, aggregation and commercialization of proprietary technologies, relating to carbon dioxide (CO2) capture, storage and Enhanced Oil Recovery utilizing captured CO2. These technologies have been acquired, licensed, developed internally and developed in partnership with the University of Regina and The International Test Centre for CO2 Capture , a leading centre of research for CO2 capture and storage.

Over 12 years of CO2 Capture and Storage process development positions HTC as a leading provider of cost effective CO2 management systems utilising advanced solvent based CO2 separation processes that can be scaled to meet the clean up requirements required by industry.

Market Overview

JetWater

The principal markets for the JetWater System are centred upon providing environmental solutions to problematic wastewater issues.

Specific applications examples include:

•	Mine sites (with surplus saline mine water and processing water);

•	Pulp mills and wood pulp products;

•	Mineral processing;

•	Power generation;

•	Food manufacture;

•	Municipal landfill leachate; and

•	Other water desalination processes (i.e., reverse osmosis).

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

One of the limiting factors that govern the implementation of reverse osmosis desalination plants is the disposal of its reject brine water. The JetWater System is expected, in many cases, to reduce or eliminate this environmental issue through:

•	Greatly reducing the volume of reject brine water;

•	In some cases facilitating the recovery of valuable salt by-products;

•	Recovering additional pure water.

In addition, the Company has also identified two particular and highly attractive market opportunities for JetWater, which we believe combine with the tradition market for MVC systems to form a much larger and exciting market potential. These two opportunities are the United Arab Emirates and the Persian Gulf Region and market synergies with the HCGT system. There are significant marketing synergies between the HCGT system and the JetWater System because of the overlap of the prospective client base for each of these technologies. However specific marketing effort will not be devoted to these markets in the immediate short term unless there are strong commercial approaches.

HCGT

The HCGT technology has a number of applications both in Australia and internationally. It provides a capability to utilize vent air methane or coal mine methane with waste coal or biomass fuels. Each of these applications possesses significant capabilities in Australia and overseas. The World Energy Council reports biomass resources, excluding forest plantations and municipal solid waste, are potentially the world’s largest and most sustainable energy resource, a renewable resource comprising 220 billion oven-dry tonnes of annual primary production. The annual bio-energy potential is approximately 2900 EJ with 270 EJ being considered available on a sustainable basis and at competitive prices. The problem is not availability but the management and delivery of energy to those who need it. Agricultural biomass residues are a large and under-exploited potential energy resource, and present many opportunities for better utilization. Calculations in the mid-1990’s show that crop residues amounted to approximately 3.5 to 4 billion tonnes annually, with energy content representing 65 EJ, or equivalent to 12 billion barrels of oil. For biomass energy to have a future, it must be able to provide people with things they want, e.g. lighting, electricity, water pumping, etc. Modern applications simply mean clean, convenient, efficient, reliable, economically and environmentally sustainable.

The Company will be devoting its primary market focuses in the PRC because it considers this to be the most favourable source on unit sales. The Company has already negotiated three MOU’s and others are pending. These market efforts should provide the Company with a steady sales program over the next 3-5 years.

Carbon Capture and Storage (CCS)

Worldwide, coal-fired power generation presently accounts for roughly 38% of total electricity production. In some countries, such as China and India, it accounts for as much as 50%, in Australia 70%. While coal use in some of the more developed countries remains static, significant increases in coal-fired generation capacity are taking place in many of the developing nations and large capacity increases are planned. As a consequence of the extensive investments being made in many parts of the world, and because coal resources are far more abundant than other fossil fuel resources, also because power plants have a long working life, coal is expected to remain an important source of energy for many years. Coal’s on-going role underlines the importance of the minimization of its environmental impacts, for both economic and environmental reasons. Power plants emit large quantities of CO2 and the rapid emergence of a carbon-constrained economy is bringing rise to regulatory requirements calling for the reduction of CO2 emissions.

Utilization of CO2 for Enhanced Oil Recovery (EOR) is creating a rapidly developing market where depleted oil fields are suited to CO2 flooding. While a majority of existing EOR projects utilizes naturally existing CO2 supplies, the future demand for use of anthropogenic sources of CO2 is forecasted to be significant.

These events are providing significant commercial opportunities for the deployment of carbon capture and storage technologies. While the market is in a formative stage, the majority of revenues will come from advisory and consulting contracts to provide CO2 emitters with front end engineering and design services. A number of these service contracts will develop into full contractual deployments of a CO2 management system.

A forecast over the next 5 years, indicates that up to 10 major contracts are planned for and these will be predominantly driven by supply of CO2 for enhanced oil recovery. Market mechanisms that bring about a carbon price for captured and sequestered CO2 will emerge during this time and will provide possible upside opportunities.

Key near term markets for CO2 capture and storage is where the major depleting oil and gas fields are situated, namely China, North America and Northern Europe, and the Middle East.

Intellectual Property

There are three basic families of patents/patent applications with respect to the JetWater System:

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

The Company owns the rights and title to the intellectual property for the HCGT technology having acquired same in the second half of 2007 from one of the Australian Government’s Scientific and Industrial Research entities. This includes:

•	A Combustion Apparatus based upon Australian Provisional Patent Application 2006907028

The Company has acquired an exclusive licence for the Carbon Capture and Storage technology from Hydrogen Technologies Corporation for commercialisation in The Peoples’ Republic of China, India and Asia Pacific.

Product Warranties

We have not yet determined what type of warranty, if any, will be offered on our HCGT, CCS and JetWater System units. We anticipate that performance guarantees will apply to most of our systems.

Employees

Our operations have been conducted by utilizing the services of specialist consultants and contractors. The Company has only one direct employee, the company’s Accountant. The CEO and CFO are employed as independent Consultants.

Recent Financings

In order to raise funds necessary to complete tasks associated with the Company’s initial technology, JetWater System, being commercialised the Company completed an offering pursuant to Regulation D at $1.00 per share for 997,000 shares of common stock solely to accredited investors. As of March 31, 2001 $997,000 was raised in the offering. In fiscal year 2002, the company raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003 the company borrowed $300,000 from its largest stockholder and raised $876,054 in a private placement at $1.50 per share. In fiscal year 2004, the company raised $617,127 from private placements. In fiscal year 2005, the company raised $967,288 from private placements. In fiscal year 2006, the company raised $936,823 from private placements. In fiscal year 2007, the company raised $3,115,465 from private placements and Convertible Notes and an Unsecured Convertible Loan. As at December 31, 2007 the Convertible instruments had all been converted into common stock.

In January 2008 the company entered into a Subscription Agreement for the issuance of 2,500,000 shares at a strike price of $0.80. This raised an amount of $2,000,000. The issue is the subject of a Current Report 8-K.

RISK FACTORS

Certain of our technologies are not, and may not become, commercially operated in the marketplace.

The HCGT and JetWater technologies have not been commercially operated in the marketplace. We have established design capability and validated operational characteristics through the operation of full scale pilot plants. In addition, our CCS technology, whilst in an advanced stage of commercialisation, is capable of “stand alone” operations but has not been integrated with the HCGT and JetWater technologies. In each of the technologies the components are generally not unique in structure and operation. The uniqueness is in the computerised operating systems.

The Company is of the view that with the current market interest and the basis of the technology, which the costs associated with the acquisition and development of the technologies, will be recovered.

We may, however, be unable to integrate these technologies and market them successfully as a package to gain maximum revenues.

 We may not have the technological expertise to develop and operate our technologies.

We do not currently have the internal engineering team fully conversant with the three technologies and currently have no plans to develop such a team. We have agreements with a number of key external contractors to utilize their technical expertise to provide us with the technological expertise we require. In addition, we currently do not have a strong research and development capability but have developed a strategic alliance with one of Australia’s leading scientific and industrial research organizations to provide us with such services. If we are unable to maintain these relationships, we may be unable to develop and operate our existing technologies and may not be able to develop other technologies in the future.

We will be dependent on suppliers and manufacturers when we bring our technologies to market.

We currently do not possess or intend to develop the capability to undertake the manufacture and fabrication of our technologies when they are ready to be brought to market. We are in the process of developing relationships with key suppliers and manufacturers who should be able to meet our requirements for providing such services. The manufacture and fabrication of our technologies will require exacting standards. If we are unable to develop these relationships, we may be unable to produce any products. In addition, if the suppliers and manufacturers are unable to meet the standards that our products require, we may experience delays in bringing our product to market. While we intend to develop a team that will address quality control issuers, we will be dependent on third parties to produce our technologies. This approach is intended to seek to enable us to control the quality of the product that is delivered to our customers.

Our plan to operate internationally subjects us to increased risks that could harm our business, operating results and financial condition.

We intend to market our technologies, when fully developed, internationally. We plan to specifically target PRC, India and Australasia. We have limited experience with operations in China and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	challenges caused by distance, language and cultural differences;

•	longer payment cycles;

•	currency exchange rate fluctuations;

•	political and economic instability; and

•	higher costs associated with doing business internationally.

In addition, compliance with complex foreign laws and regulations that may apply to our international operations increases our cost of doing business in international jurisdictions. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, prohibitions on the conduct of our business and damage to our reputation. Although we intend to comply with these laws, there can be no assurance that we will do so. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our international expansion efforts, our business and our operating results.

The Chinese government’s control over the national economy and economic growth in China could adversely affect our business.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our ability to gain a market share in China. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditures by the public which in turn could reduce demand for goods and services, such as our technologies.

Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of investments and expenditures in China, including in those related to development, which in turn could lead to a reduction in demand for our products and consequently have a materially adverse effect on our business.

Due to the period that we expect it will take to develop our products, we will require significant capital to sustain us until we are able to market our products.

We expect that once our technologies are ready to be deployed as products, it will take around 18 to 24 months to bring the products to market. We anticipate that we will not receive any revenues during this period, which will place significant pressure on funding and other supply considerations. The Company has factored this consideration into its financial forecast and identified its total funding needs. The Company is currently negotiating with several international funding entities to provide non-recourse project finance for the first HCGT plant in PRC. While we have budgeted for what we believe to be the required lead time to bring our products to market, no assurances can be given that we will have adequate funding during this period. If we are delayed in obtaining adequate funding, we may be delayed in bringing our products to market.

If we are unable to protect our intellectual property rights, it could reduce the value of our products and services.

Our patents, trade secrets and other intellectual property rights are important assets for us. Various events outside of our control may pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products are used. However, in the key geographical regions of PRC, India and Australasia the Company already has Patent Applications in place. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Technology companies frequently own large numbers of patents and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue use of our technologies that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. The Company, however, views “brand recognition” and a “first to market” approach as a mitigating factor against this risk.

We may face competition from other companies marketing similar technologies.

There may be other companies that are currently developing technologies that are similar to the ones that we are developing. If such competitors are able to bring their products to market sooner than we are able, there may be less of a market for our products. In addition, once a market exists for technologies such as ours, we expect that additional competitors will enter the industry to attempt to capture the growth potential in the market. If these competitors are able to provide a better product or adapt the technologies more quickly than we are able to, we may be unable to maintain our market share. Some of our current and future competitors may be larger and better funded than we are. If our competitors are more successful than we are at developing uses for our technologies, our revenues may decline.

 RISKS RELATED TO MARKET OF OUR COMMON STOCK

Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our common stock currently falls under the penny stock rules. As our securities are not listed on NASDAQ (and we do not qualify for NASDAQ) or certain other national exchanges and the offering price per share is below $5.00 per share, it is most likely that any future resale of such securities will be below $5.00 and subject to the requirements of the penny stock rules absent the availability of another exemption. The SEC has adopted rules (Rules 15g-2 through 15g-6 of the Securities Exchange Act of 1934, as amended) that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are any non-NASDAQ equity securities with a price of less than $5.00, subject to certain exceptions. The penny stock rules require a broker-dealer to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC; to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account; to make a special written determination that the penny stock is suitable investment for the purchaser; and to receive the purchaser’s written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. Because our stock is subject to the penny stock rules, investors may find it more difficult to sell their securities, and the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in any secondary market.

Our directors and executive officers own a substantial portion of our common stock, and their interests may conflict with yours.

At March 19, 2008, our directors and executive officers beneficially owned 10.9% of our outstanding common stock. Accordingly, such persons, while holding some influence, will not be in a position to exercise substantial influence over the Company’s affairs and could not hold and statutory impediment to the acquisition of control by a third party. We cannot assure you that the interests of our directors and executive officers will always align with your interests as a holder of our common stock.

We depend on the services of key personnel and the loss of any of these personnel could disrupt our operations.

Our senior officers and consultants are important to the success of our operations. We do not maintain “key-man” life insurance policy on our principal executive officer and principal financial officer but we do carry Director and Officer Insurance. The unexpected loss of the services of our Chief Executive Officer or our Chief Financial Officer could have a material adverse effect on our operations.

We will be subject to extensive environmental laws and regulations in the jurisdictions where our products are used and we may be subject to significant liability if we are unable to comply with such laws and regulations.

Environmental laws and regulations require us to meet certain standards and may impose liability if we do not meet them. Environmental laws and regulations and their interpretations change. We must comply with any new standards and requirements, even when they require us to clean up environmental conditions that were not illegal when the conditions were created. However, our designs must focus on the need to supply a product that meets all current environmental laws in countries where sales are consummated.

The liabilities and risks imposed on our customers by environmental laws may adversely impact demand for some of our products or services or impose greater liabilities and risks on us, which could also have an adverse effect on our competitive and financial position.

If we are unable to adapt our technologies to the changing demands of the marketplace, our products may become obsolete.

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete.

New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. If our products are unable to gain market acceptance, it may have a material adverse effect on our earnings.

We do not expect to pay cash dividends

We do not expect to pay dividends in the near future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of our then Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Item 2.  Description of Property.

The Company’s principal executive office is located in Chino Valley, Arizona. Functions related to the U.S. operations are handled by an operations officer out of office space at no cost to the Company.

The Company rents factory space and offices at Staplyton, Queensland, Australia for approximately $5,700 per month. The JetWater and HCGT testing facilities are located on this site to demonstrate plant capabilities to prospective clients.

The Company rents office space in the central business district of Brisbane, Australia for $4,500 per month through a two-year lease term with a further two-year option at the discretion of the Company. The current lease term expires on September 1, 2008. These premises provide office space for the development, marketing and administration personnel. Management considers that these arrangements are adequate to meet the current demands of the business of the Company and its subsidiaries.

Item 3.  Legal Proceedings.

Currently we are not a party to any legal actions. However, we could become a party in legal actions that may arise out of the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

On November 23, 2007, the Company’s Stockholders, at a Special Meeting, approved the increase in the Company’s authorised capital to 100,000,000 Shares of Common Stock.

In accordance with By-Law 2.4 the company had received Proxy Votes for 10,365,408 shares. This represented 52.45% of the company’s issued stock. This exceeded the level of 50% required by the By-Laws for the establishment of a quorum to permit the meeting to proceed.

Of the total of 10,365,408Proxy Votes received 10,331,597 had voted in favour of the Resolution.

PART II

Item 5.  Market for Common Equity, Related Shareholder Matters and Small Business Issues in Purchases of Equity Securities.

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

Fiscal 2007	High*	Low*
Fourth Quarter	2.05	0.85
Third Quarter	1.74	0.85
Second Quarter	0.92	0.55
First Quarter	0.75	0.40

Fiscal 2006
Fourth Quarter	1.25	0.55
Third Quarter	1.08	0.58
Second Quarter	1.41	0.82
First Quarter	1.40	1.20

*	The historical chart data is provided by Reuters.

Holders

On December 31, 2007, there were approximately 196 shareholders of record of our common stock. The transfer agent of our common stock is Integrity Stock Transfer, Inc.

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

Unregistered Sales of Equity Securities and use of Proceeds

During the three month period ending December 31, 2007, the Company issued shares of its common stock in the following transactions

	Number
	of
Date Issued	Shares	Name	Cash/Services	Description
Nov. 26, 2007	70,213	Brett Superannuation Fund	Cash	Private Placement
Nov. 26, 2007	58,824	Richard Hart	Cash	Private Placement
Nov 26, 2007	15,042	John Bartlem	Cash	Private Placement
Dec. 13, 2007	519,726	South Pacific Environmental Trust	Cash	Private Placement
Dec. 13, 2007	155,260	Robertson Investment	Cash	Private Placement	(1)
Dec. 13, 2007	859,361	2 Jays and Missy	Cash	Private Placement	(1)
Dec. 13, 2007	254,384	Prestige Pursuits Pty Ltd	Cash	Private Placement	(1)
Dec. 13, 2007	3,887,247	MD & CS Conrad	Cash	Private Placement	(2)
Dec. 13, 2007	295,389	MD & CS Conrad	Cash	Private Placement	(2)
Dec. 13, 2007	293,911	MD & CS Conrad	Cash	Private Placement	(2)
Dec. 13, 2007	420,000	Specfin Pty Ltd	Cash	Private Placement	(2)
Total Shares	6,829,357

Nov. 26, 2007	23,850	Peter Murtagh Family Trust	Services	Professional Services
Nov. 29, 2007	10,000,000	HTC Hydrogen Tech Corp	Services	Licence acquisition
Nov. 29, 2007	2,500,000	Murray Bailey	Services	Consulting Fee Bonus
Nov. 29, 2007	10,000	Murray Bailey	Services	Director Entitlement
Nov. 29, 2007	500,000	Murray Bailey	Services	Director Entitlement
Nov. 29, 2007	229,173	Murray Bailey	Services	Consultancy Fee
Nov. 29, 2007	10,000	Gaylord Beeson	Services	Director Entitlement
Nov. 29, 2007	1,000,000	Australia Corp. Consulting .P/L	Services	Consulting Fee Bonus
Nov. 29, 2007	137,500	Australia Corp. Consulting P/L	Services	Consulting Fee
Nov. 29, 2007	1,000,000	Jardine Consulting Services P/L	Services	Consulting Fee Bonus
Nov. 29, 2007	137,500	Jardine Consulting Services P/L	Services	Consulting Fee
Nov. 29, 2007	500,000	P McCafferty	Services	Director Entitlement
Nov. 29, 2007	20,000	C McCafferty	Services	Consulting Fee
Nov. 29, 2007	50,000	Montrose Partners LLP	Services	Consulting Fee
Total Shares	16,118,023

(1)
Each of these issuances resulted from the conversion of Convertible Notes that were the subject of individual Reports - 8K and the September 30, 2007 quarterly Report 10-QSB. These conversions were completed upon the successful approval by Stockholders to the increase in the Company’s authorised capital.

(2)
Each of these issuances resulted from the conversion of a Convertible Loan that was the subject of individual Reports - 8K and the September 30, 2007 quarterly Report 10-QSB. These conversions were completed upon the successful approval by Stockholders to the increase in the Company’s authorised capital.

As at December 31, 2007, there are no outstanding Convertible Notes or Loans that would result in stock issuances.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2007, the Company sold in private placements pursuant to Regulation D of the Securities Act 1933 an aggregate of 8,224,322 shares of common stock of the Company for cash of $0.38 per share to investors for aggregate proceeds of $3,115,465.

Item 6.  Management’s Discussion and Analysis of Plan of Operation.

Overview

The Company acquired the JetWater technology in its final stages of prototype development from Global in 2000 in exchange for issuance to Global of 4,000,000 of our shares of common stock initially, 1,000,000 shares following the successful testing of the system and another 1,000,000 shares to be issued contingent upon the production of a fully working prototype of the JetWater system, which is adaptable for large scale production and deployment in commercial applications.

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

Management’s goal was to keep costs to a minimum until the JetWater system was ready for commercial development. The development activities for the JetWater system were as follows:

•	production of the first pilot demonstration version of the JetWater system completed in early 2002;

•	testing of the JetWater system by SIMTARS, a division of the Queensland Department of Mines and Natural Resources;

•	began demonstrations to parties that would have a need for the JetWater system; this was achieved and continues;

•	work with Global to continue to improve and modify the JetWater system; this continues;

•	initiate contract discussions for the JetWater system; discussions with interested parties were held and continue; and

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

On July 3, 2006, the Company identified an opportunity to exploit a new economically and environmentally sustainable technology and acquired a company, Methgen Inc, which held an exclusive license, from ComEnergy, for HCGT in the United States. In addition, the Company contracted to acquire a 58% interest in Liquatech Pty Ltd, a company that held a 50% interest in ComEnergy Pty Ltd. ComEnergy had been issued an exclusive world wide license for the HCGT technology from the CSIRO.

On July 25, 2007, the Company completed the acquisition for cash (USD461,881) of the 50% interest that CSIRO held in ComEnergy Pty Ltd. ComEnergy Pty Ltd held the exclusive International Licence for the Hybrid Coal & Gas Turbine Technology from the Australian Government’s Research entity the Commonwealth Scientific and Industrial Research Organisation. Subsequently, the Company achieved a post settlement condition in the fourth quarter of the 2007 fiscal year that initiated the CSIRO transferring its patent, rights and interests in the HCGT technology to EESTech Inc.

On August 2, 2007, the Company incorporated three wholly owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at December 31, 2007, the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into EESTech Technologies Pty Ltd.

On September 24, 2007, the company entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp., a Canadian company, to facilitate EESTech Inc. gaining access to a technology for carbon capture and storage. The Agreement involved the Company issuing 10 million shares of its common stock to HTC in exchange for it being issued all the capital in CO2 Technologies Pty Ltd, a special purpose entity (SPE), which holds the license to commercialize the CCS technology in The People’s Republic of China, India and Asia Pacific.

Plan of Operations for the Twelve Months Ending December 31, 2008

The Company and HTC have signed Memoranda of Understandings (MOU) with two Chinese Coal and Power Groups and expect to sign MOU’s with other Chinese coalmines for methane mitigation and the use of the C02 generated in the mitigation process for enhanced oil recovery. The Company plans for these initiatives will form the cornerstone for the Company’s marketing and production activities in the PRC.

The Company is also pursuing interest being shown in India for the commercialization of the HCGT and CCS technologies.

The Company has also been approached by entities in the PRC to conduct feasibility studies associated with the provision of the JetWater technology to remediate contaminated ground water in one of their Provinces.

The component supply period for all these technologies is expected to be approximately 18 months with a further 5 months to be provided for construction and commissioning. The Company currently anticipates that progress payments from one or more international financiers will fund the project commitments without the need to have recourse to the Company. The strength of the anticipated projects is the power purchase agreements with the end user entities.

It is intended that the Company will engage in the supply of only those plants that can ensure funding needs will be able to be effectively managed.

Management intends to continue its review of all activities of the Company. That process includes: evaluating all professional relationships, reviewing the by-laws and all SEC regulatory and compliance issues required by SOX Regulation 404, preparing a mission statement and corporate value statement, and assessing the financing requirements. Management believes that further funds will be required to continue marketing the two technologies and to commence deliveries.

Results of Operations

The Company has been in the developmental stage since its inception.

Net Loss. Our net loss from inception (April 26, 2000) until December 31, 2007 was $20,547,037. Our net loss for the fiscal years ended December 31, 2007, and 2006 were $8,349,511 and $1,873,231, respectively. The significant increased loss in 2007 was attributable to the consulting and legal fees associated with formulating the acquisition of the HCGT and CCS technologies and the development of the market strategies in the PRC. However, the accumulated loss to date includes a $4,836,373 loss on impairment of intellectual property, for the JetWater technology, and goodwill.

Marketing, General Administrative Expenses. Our marketing, general administrative expenses from inception (April 26, 2000) until December 31, 2007 were approximately $14,526,369. Our marketing, general administrative expenses for the fiscal years ended December 2007 and 2006 were $8,354,703 and $1,333,663 respectively. The 2007 general and administrative expenses increased by $7,021,040 from 2006 expenses. The major variances were attributable to consulting fees $5,502,309, legal fees $914,042 and directors fees $575,500.

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until December 31, 2007 were approximately $1,200,466. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power & Water, Inc. and $103,000 consisted of payments to other consultants. There were no Research and Development expenses for the fiscal years 2007 or 2006.

Impairment loss on intellectual properties from inception (April 26, 2000) until December 31, 2007 were $4,836,373. During fiscal year 2006, the Company recorded an impairment loss on the acquisition of a license ($536,373) from Methgen, Inc. There were no impairment losses for the fiscal year 2007.

Currently, there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. Management is pursuing other opportunities for CCS, JetWater and HCGT and other related technologies.

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $8,079.

From the inception of the Company, through December 31, 2007, net cash used in operations of $8,943,897 and net cash used in investing activities of $605,201 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $9,329,084 and a loan from a shareholder in the amount of $230,046. Of these totals, $3,115,465 was raised through the sale of stock in the year ended December 31, 2007.

Negative Working Capital Balance

As at December 31, 2007, the company had a negative working capital balance of $1,145,640. The major contributors were the Accounts Payable of $978,473 and loans from Stockholders of $223,057. The Accounts Payable resulted from the delays associated with the raising of $2,000,000. These funds were finally deposited in February 2008 and the accounts payable were settled. The shareholder loans remain

Additional Equity/Debt Financings

The Company has a “burn rate” that requires funding from either new equity raisings and or debt. The company had carried out this activity over the past 4 years on a planned funding approach. The Board is engaged in a strategy to continue to raise equity or use debt instruments to meet its funding needs. The Company now has stronger funding sources in international markets in the United Kingdom and the United States. In addition the company is formulating a strategy to access Asian markets that will complement its market penetration into the PRC.

Going Concern Considerations

Management is cognisant of its obligations regarding the Going Concern Considerations of the Company. The Directors ensued that they monitor the financial obligations of the Company and at all times ensure that the Company is able to meet all its liabilities when they fall due.

Management believes that actions currently being taken to revise the funding requirements will allow the Company to continue its development stage operations. These processes will include stock issuances and the introduction of debt utilising various financial instruments.

Off-Balance Sheet Arrangements

At December 31, 2007, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7.  Financial Statements.

The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index and follow this page.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statement of Operations for the years ended December 31, 2007 and 2006, and from Inception (April 26, 2000) to December 31, 2007.

Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006 and from Inception (April 26, 2000) to December 31, 2007.

Consolidated Statement of Cash Flows for the years ended December 31, 2007 and 2006, and from Inception (April 26, 2000) to December 31, 2007.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
EESTech, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EESTech, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from inception (April 26, 2000) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EESTech, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 and for the period from inception (April 26, 2000) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Vasquez & Co. LLP

Los Angeles, California
March 28, 2008

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash	$8,079	$5,517
Prepaid expenses	114,355	25,375
Other receivables	-	22,011
Total current assets	122,434	52,903

HCGT Patent	461,881	—
Investment in Liquatech Pty Ltd	8	-
Property and equipment, net of depreciation	47,415	58,253

CO2 License	6,000,000	—
Intellectual property, net of amortization	7,500	2,687
Total assets	$6,639,238	$113,843
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$978,473	$58,134
Payroll and payroll taxes payable	—	22,210
Accrued expenses	26,620	13,228
Note payable	—	22,513
Deferred lease	39,924	46,703
Shareholder loans	223,057	230,723
Total current liabilities	1,268,074	393,511

Stockholders’ equity (deficit):
Common Stock, $0.001 par value, 100,000,000 shares authorized;
42,709,739 and 17,995,428 shares issued and outstanding at
December 31, 2007 and December 31, 2006, respectively	42,709	17,996
Additional paid-in capital	26,475,275	11,863,241
Deficit accumulated during development stage	(20,547,037)	(12,197,526)
Accumulated other comprehensive income	(599,783)	36,621
Total stockholders’ equity (deficit)	5,371,164	(279,668)
Total liabilities and stockholders’ equity	$6,639,238	$113,843

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR	FOR THE YEAR	CUMULATIVE FROM INCEPTION (APRIL 26, 2000)
	ENDED	ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2007	2006	2007
Operating expenses:
General administrative	$8,354,703	$1,333,663	$14,526,369
Unrealised foreign exchange gain on intercompany loan translations	(558,821)	—	(558,821)
Write off of investment in China JV	477,252	—	477,252
Research and development	—	-	1,200,466
Impairment loss on intellectual property	—	536,373	4,836,373
Total operating expenses	8,273,134	1,870,036	20,481,639

Loss from operations	(8,273,134)	(1,870,036)	(20,481,639)

Other income (expense)
Write back Director Loan	25,682	—	25,682

Interest income	4,774	620	39,787
Gain/(Loss) on disposition of fixed asset	(3,894)	—	(22,594)
Interest expense	(102,938)	(3,521)	(107,103)
Provision for taxes	—	(294)	(1,169)

Net loss	$(8,349,511)	$(1,873,231)	$(20,547,037)

Loss per share	$(0.40)	$(0.12)
Weighted average number of common shares outstanding - basic and diluted	20,683,591	16,016,874

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

	Common Stock				Deficit accumulated	Accumulated	Total
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	during development stage	other comprehensive income/(loss)	Stockholders' equity (deficit)
Balance at inception-
April 26, 2000	—	$—	$—	$—	$—	$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjustment for foreign
currency translation	—	—	—	—	—	23,637	23,637
Comprehensive loss	—	—	—	—	—	—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)
Adjustment for foreign currency translation	—	—	—	—	—	135,903	135,903
Comprehensive loss	—	—	—	—	—	—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838
Common stock subscribed
(62,500 shares)	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,737,846)	—	(1,737,846)

	Common Stock				Deficit accumulated	Accumulated	Total
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	during development stage	other comprehensive income/(loss)	Stockholders' equity (deficit)
Adjustment for foreign currency translation	—	—	—	—	—	(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—	—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)	10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—	—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—	—	496,405
Issuance of stock for services	622,627	623	540,602	—	—	—	541,225
Net loss	—	—	—	—	(1,873,231)	—	(1,873,231)
Adjustment for foreign currency translation	—	—	—	—	—	25,622	25,622
Comprehensive loss	—	—	—	—	—	—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)	36,621	(279,668)
Issuance of stock for cash	8,224,322	8,224	3,107,241	—	—	—	3,115,465
Issuance of stock for services	6,489,989	6,489	5,514,793	—	—	—	5,521,282
Issuance of stock for license	10,000,000	10,000	5,990,000	—	—	—	6,000,000
Net Loss	—	—	—	—	(8,349,511)	—	(8,349,511)
Adjustment for foreign currency translation	—	—	—	—	—	(636,404)	(636,404)
Comprehensive Loss	—	—	—	—	—	—	(8,985,915)
Balance December 31, 2007	42,709,739	$42,709	$26,475,275	$—	$(20,547,037)	$ (599,783)	$5,371,164

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31, 2007	FOR THE YEAR ENDED DECEMBER 31, 2006	CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH DECEMBER 31, 2007
Cash flows from operating activities:
Net loss	$(8,349,511)	$(1,873,231)	$(20,547,037)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	21,199	14,650	68,819
Amounts credited to provisions	1,777		1,777
Impairment of intellectual property	—	—	4,836,373
Shares issued for services	5,521,282	97,838	6,388,495
Disposition of property	3,894	—	22,594
Unrealised foreign exchange gains on intercompany loans	(558,821)		(558,821)
Write back of Director Loans	(25,682)		(25,682)
Changes in assets and liabilities:
Increase in accruals	(27,210)	13,228	(13,982)
Increase in prepaid expenses	(87,901)	(1,049)	(115,374)
Other accounts receivable	20,268	(22,011)	(1,743)
Increase (decrease) in accounts payable	920,340	(106,796)	978,474
Increase in payroll and taxes payable	—	(10,829)	22,210
Net cash used in operations	(2,560,365)	(886,782)	(8,943,897)
Cash flows used by investing activities:
Acquisition of HCGT Patent	(461,881)	—	(461,881)
Acquisition of intangible asset - license	(7,500)	—	(7,500)
Investment in Liquatech Pty Ltd	(8)	—	(8)
Disposition (acquisition) of equipment	(12,552)	(38,614)	(135,812)
Net cash used by investing activities	(481,941)	(38,614)	(605,201)
Cash flows from financing activities:
Deferred Lease	—	46,703	46,703
Principal Repayment of Finance Lease	(4,778)	—	(4,778)
Issuance of common stock	3,115,465	886,823	9,329,084
Loan from shareholder (incl. Note Payable)	(23,190)	7,807	230,046
Net cash from financing activities	3,087,497	941,333	9,601,055
Comprehensive gain (loss) on translation	(42,629)	(12,248)	(43,878)
Net increase (decrease) in cash	2,562	3,689	8,079
Cash, beginning of period	5,517	1,828	-
Cash, end of period	$8,079	$5,517	$8,079
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for intellectual property	$—	$—	$4,304,000
Issuance of stock for services	$5,521,282	$541,225	$6,688,495
Issuance of stock subscribed	$—	$50,000	$50,000
Issuance of stock for acquisition of Methgen	$—	$496,405	$496,405
Issuance of stock for CO2 Licence	$6,000,000	—	$6,000,000

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY

EESTech, Inc. (the "Company"), a Delaware corporation, was incorporated on April 26, 2000. On June 8, 2000, the Company acquired water purification technology, which removes impurities from water and improves quantity. The Company intends to sell or otherwise provide on a revenue-producing basis, systems, which will allow customers to purify water at the source. The Company has completed its prototype units and is in the process of marketing and selling a commercial product.

The Company has been in the development stage since its inception, April 26, 2000. It is primarily engaged in raising capital and developing a marketable commercial water purification product.

EESTech Australia Pty Ltd. (a wholly-owned subsidiary) was formed in December 2002. During the year it worked in tandem with the Company in marketing the JetWater System in Australia.

Methgen Inc. and its wholly owned subsidiary, Methgen Limited, were acquired in July 2006 and worked in tandem with the Company in marketing the Hybrid Coal and Gas Turbine System in the United States and China.

On July 25, 2007, the Company completed the acquisition for cash $461,881 of the 50% interest that CSIRO held in ComEnergy Pty Ltd. ComEnergy Pty Ltd held the exclusive international licence for the Hybrid Coal & Gas Turbine Technology (“HCGT”) from the Australian Government’s Research entity the Commonwealth Scientific and Industrial Research Organisation (CSIRO). Subsequently, the Company achieved a post condition in the fourth quarter of the 2007 fiscal year that initiated the CSIRO transferring its rights and interests in the HCGT technology to EESTech Inc. Consequently the company has valued the Patents transferred to it from CSIRO as the payment made for the acquisition of the CSIRO’s interest in ComEnergy.

On August 2, 2007, the Company incorporated three wholly owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at December 31, 2007, the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into EESTech Technologies Pty Ltd.

On September 24, 2007, the Company entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp., a Canadian company, to EESTech Inc. gaining access to a technology for carbon catchment and storage. The Agreement involves the Company issuing 10 million shares of its common stock to HTC in exchange for it being issued all the capital in CO2 Technologies Pty Ltd, a special purpose company that holds the Licence to commercialize the CCS technology in The People’s Republic of China, India and Asia Pacific.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

DEFERRED LEASE

The Company’s wholly owned subsidiary, Methgen Limited, in Australia has entered into two leases, one for a motor vehicle and the other for a boiler. They are the subject of financial lease arrangements and are for duration of 60 months.

INTELLECTUAL PROPERTY

The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. No amortization expense was charged to operations for the years ended December 31, 2007 and 2006. An amount of $1,200,466 was charged through the period from inception to December 31, 2007. In relation to the Intellectual property for the HCGT Patents it is intended that there will be an amortisation charge effective from 2008 for a period of 20 years. In relation to the CCS license it is a perpetual license with no definitive termination period. The Board has not at this time addressed the issue of an amortisation program for this asset. A decision will be made during the 2008 fiscal year.

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

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized through future operations. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and payables. The estimated fair values of these instruments approximate their carrying value.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the years ended December 31, 2007 and 2006 was ($636,404) and $25,622, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company is currently in the process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense. There have been no research and development expenses incurred in fiscal year 2007. There have been no research and development costs incurred in relation to the HCGT technology.

ADVERTISING EXPENSES

The Company has not engaged in any advertising expenditure during the years as it focused on achieving a marketable product. The board of directors does not have a defined policy at this stage in relation to marketing and advertising expenses. However, it has identified those markets where it will have its most success, including, but not limited to, China. Marketing will be conducted on a direct basis.

VALUATION OF LICENCES AND PATENTS

The company has acquired the Patents for the HCGT technology and the licence for the CCS technology. In both cases the company is of the opinion that the technologies are in an advanced stage that would facilitate their commercialization without the need for further research and development. The value of these assets is based upon their respective purchase prices. The company has concluded that both technologies have a market value as at December 31, 2007 that would be generated should they be disposed of. Consequently the company does not consider that impairment should not be made.

On September 29, 2007, HTC entered into a CCS Technology Licence Agreement with CO2 Technologies (CO2) to grant to CO2 , under all of HTC’s Intellectual property Rights, an exclusive, perpetual non-restrictive, sub licensable, fully paid up License to use in People’s Republic of China, India and Asia Pacific (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, Philippines, Thailand and Japan.

Since the Company entered into the License Agreement the Licensor (HTC) has successfully, internationally, introduced the CCS technology. This success has been reflected in the HTC market capitalisation rising from C$27.8million to a current C$45.9million. This indicates the market acceptance of the intrinsic value of the technology.

The directors of the Company have viewed the increase in the HTCmarket capitalisation to have a complementary increase in the CCS License value. Hence the original value of USD6,000,000 is assessed as being commercial.

The EESTech Inc Board concluded at the time of the negotiations that the geographical area covered by the CO2 Licence could reasonably represent 25% of the then perceived license value. Consequently the Company issued 10 million shares at a strike price of USD0.60.

The Company further concluded that with its ability to interface the CCS technology with its own HCGT technology in the territories available under the CCS License would significantly enhance the revenue stream flowing to EESTech Inc.

IMPAIRMENT OF LONG-LIVED ASSETS

FASB issued in August 2001, SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. In accordance with this statement, the Company quarterly reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 and $3,300,000 for the years ended December 31, 2001 and 2004, respectively, in accordance with SFAS 121, which was superseded by SFAS 144.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.   Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. There is no stock-based compensation expense for the year ended December 31, 2007.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 8) using the Black-Scholes option-pricing model.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This pronouncement is effective for us on January 1, 2008 We are currently evaluating the impact, if any, that SFAS 157 may have on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires employers to recognize the overfunded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This was effective as of our December 31, 2006 financial statements but did not have any impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 may have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for us on January 1, 2009. We are currently evaluating the impact, if any, that SFAS 141R will have on our financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Non controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for us on January 1, 2008. We are currently evaluating the impact, if any, that SFAS 160 will have on our financial position or results of operations.

3. GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained significant losses, $20,547,037 and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31, 2007	DECEMBER 31, 2006
Computers	$6,486	$7,304
Office furniture and equipment	52,132	58,642
Boiler	20,571	23,165
Automobile	13,715	15,449
	92,904	104,560
Accumulated depreciation	(45,489)	(46,307)

	$47,415	$58,253

Depreciation expense for the years ended December 31, 2007 and 2006 was $21,199 and $14,650, respectively.

5. INTELLECTUAL PROPERTY

On June 8, 2000, the Company purchased ownership rights to certain water purification intellectual property and technology, and a related system from Global Power & Water, Inc. (Global), which includes a pending Australian patent application, certain other patent rights, copyrights, design rights, trademark rights, and any other rights that may exist at any time in relation to this product. The Company issued 4,000,000 shares of common stock valued at $4,000 for the purchase of this technology. In addition, the agreement called for the Company to issue 1,000,000 shares when the technology has reached a point of technological feasibility and 1,000,000 shares when Global has produced a fully working prototype of the JetWater System that is ready for large scale production and deployment in commercial applications. The first 1,000,000 shares were issued in January 2001. The second 1,000,000 shares were issued in March 2004.

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

In July 2006, the Company acquired the exclusive license for North America to exploit the Hybrid Coal and Gas Turbine Technology (HCGT) for electricity generation by acquiring the common stock of Methgen, Inc. for 763,700 shares of common stock of the Company at $496,405 based on the closing price of the shares on the date of acquisition. The Company’s acquisition included a license recorded by Methgen valued at $536,373. The Company believes that it may not be able to recover the carrying amounts of these assets and has charged income for impairment of the license.

On June 1, 2007, the Company acquired the balance of the equity it did not already hold in Liquatech Pty Ltd. (Liquatech). Through its wholly owned subsidiary Liquatech Turbine Pty Ltd it held a 50% interest in ComEnergy Pty Ltd. The remaining 50% was held by the Commonwealth Scientific & Industrial Research Organisation (CSIRO). Liquatech Turbine held no assets other than the shares in ComEnergy Pty Ltd. ComEnergy had not generated any revenues. Its intrinsic value related to its future income generation . The SEC has agreed that Liquatech or Comenergy did not have any business as defined by SFAS141 and therefore the entities were not consolidated in the Company’s Accounts as at December 31, 2007.

On June 1, 2007, the Company acquired the 50% interest that the Australian Government’s Research entity, Commonwealth Scientific and Industrial Research Organisation (CSIRO) held in ComEnergy Pty Ltd for $461,881. ComEnergy held an exclusive international license for the HCGT technology.

On September 24, 2007, the Company entered into a Share Swap Agreement with Canadian company HTC Hydrogen Technologies Corporation to provide for the Company to issue 10,000,000 of its common stock ($6,000,000) to HTC in exchange for it receiving all the issued shares in CO2 Technologies Pty Ltd. CO2 Technologies holds the exclusive Licence for the commercialisation of the Carbon Capture and Storage technology for The People’s Republic of China, India and East Asia. The SEC has agreed that CO2 Technologies Pty Ltd is the holder of a License and did not have any business as defined by SFAS141 and therefore the entity was not consolidated in the Company’s Accounts as at December 31, 2007.

On October 22, 2007, the Company completed its condition precedent to permit the CSIRO to assign the rights and ownership of patents for the HCGT technology. As at the balance date the transfer of the patents is being completed.

6. COMMON STOCK

During the year ended December 31, 2003, the Company issued 583,985 shares of common stock for cash at $1.50 per share for total proceeds of $876,054.

In November 2003, the Company issued 50,000 shares of common stock in payment for services, which it valued at fair market value at the date of issuance for $190,000.

During the year ended December 31, 2004, the Company issued 1,000,000 shares of common stock in payment of intellectual property and 30,000 shares of common stock for services at the closing stock price on the date of issue, $3,300,000 and $37,500, respectively. The Company issued 978,370 shares of common stock for cash proceeds of $617,127 and 29,398 shares of common stock that had been subscribed in 2003, for total proceeds of $44,097.

During the year ended December 31, 2005, the Company issued 78,784 shares of common stock for services at the closing stock price on the date of issue $97,838. The Company issued 1,840,750 shares of common stock for cash proceeds of $967,288, 2,004,888 shares of common stock that had been subscribed in 2004 for total proceeds of $890,230 and 588,235 shares of common stock for a note payable of $300,000

During the year ended December 31, 2006, the Company issued 622,627 shares of common stock for services at the closing stock price on the date of issue $541,225. The Company issued 2,192,691 shares of common stock for cash proceeds of $936,823 including 62,500 shares of common stock that had been subscribed in 2005 for $50,000. The Company issued 763,700 shares of common stock to acquire the licenses held by Methgen, Inc. value at the closing stock price on the date of acquisition or $496,405.

During the year December 31, 2007 the Company issued 6,489,989 shares of common stock for services at the closing stock price on the date of issue of $5,521,282. The Company issued 8,224,322 shares of common stock for cash proceeds of $3,115,465. The Company issued 10,000,000 shares of common stock for the purchase of the License from HTC for the Carbon Capture and Storage technology at the closing stock price on the date of issue $6,000,000.

7. INCOME TAXES

The components of the deferred tax asset are as follows:

	DECEMBER 31, 2007	DECEMBER 31, 2006
Deferred tax assets:
Net operating loss carry-forward	$3,000,000	$2,590,000

Valuation allowance	$(3,000,000)	$(2,590,000))

Net deferred tax assets	$—	$—

The Company had available approximately $9,300,000 (2007)and $7,300,000 (2006)of unused Federal net operating loss carry-forwards that may be applied against future taxable income. These net operating loss carry-forwards expire through 2029 and 2015, for Federal purposes.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2007 and 2006, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	DECEMBER 31, 2007	DECEMBER 31, 2006

Statutory federal tax (benefit) rate	(18.93)%	(18.93)%
Statutory foreign tax (benefit) rate	(13.30)%	(13.30)%

Effective tax rate	(32.23)%	(32.23)%

Valuation allowance	32.23%	32.23%

Effective income tax rate	0.00%	0.00%

8. STOCK OPTION PLAN

On June 6, 2002, the Company adopted a stock option plans (amended and restated in 2003) under which 1,000,000 shares of common stock are available for issuance with respect to employees and service providers of the Company. The options may be exercised at not less than 100% of the fair value of the shares or 110% if the person is an affiliate of the Company on the date of grant. The options expire after 10 years or 5 years from the date of grant if the person is ten percent shareholder of the Company. The options are exercisable at no less than 20% per year over a 5 year period when granted and are subject to restrictions on transfer, during the term of the option. The plan terminates 10 years from the date of adoption.

The Company adopted SFAS 123(R) in 2006. As there were no issuances of options in 2006 and previously issued options had fully vested or expired in 2005, no stock based compensation was recorded in 2006.

	OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding at June 6, 2002	—	—
Granted during the year	200,000	$1.05
Outstanding at December 31, 2002	200,000	$1.05
Outstanding at December 31, 2003	300,000	$1.05
Outstanding at December 31, 2004	100,000	$1.05
Outstanding at December 31, 2005	—	$—
Outstanding at December 31, 2006	—	—
Outstanding at December 31, 2007	—	—

21,667 stock options were exercisable as of December 31, 2004.

As of December 31, 2007, there were no options outstanding under the Stock Option Plan.

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

During the year ended December 31, 2007, the shareholder loans were reduced by repayments of $7,666.

10. SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia
Net Loss	2007	$(8,323,494)	$(26,017)
	2006	$1,107,713	$765,518
Long lived assets (net)	2007	$6,469,389	$47,415
	2006	$2,687	$58,253

11. COMMITMENTS AND CONTINGENCIES

Power Supply Agreements

On September 5, 2007, the Company, on behalf of itself and its affiliates, also entered into the HCGT Projects Power Purchase & Fuel Supply Agreement (the “Supply Agreement”) with Shanxi &Taiyuan, on S&T’s own behalf and on behalf of the following coal companies and bureaus domestic to the PRC (collectively, the “Groups”): Shanxi Taiyuan Xishan Coal Industries Group; Shanxi Datong Coal Industries Group; Shanxi Yangchuan Coal Industries Group; Shanxi Huozhou Coal Industries Group; Shanxi Lu-an coal Industries Group; Shanxi Jincheng Coal Industries Group; Hebei Fengfeng Coal Industries Group; Hebei Kailuan Coal Industries Group; Liaoning Fuxin Coal Industries Group; Ningxia Shenhua Tai-xi Coal Industries Group; Inner Mongolia Shenhua Wuda Coal Industries Group; and Inner Mongolia Baotou Coal Industries Group. As of September 5, 2007, neither the Company nor its affiliates had a material relationship with S&T or the Groups unrelated to the Supply Agreement.

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

As at December 31, 2007, the company does not have any quantifiable contingent liabilities as the supply agreements are only in “model” form. It will not be until the actual Power purchase Agreements are entered into that formal commitments and contingencies will arise.

Other

In relation to the agreement between Global Power and Water Pty Ltd, Greg Paxton and the Company in connection with the exchange of shares of the Company’s common stock for shares of Liquatech Pty Ltd. common stock, the Company is currently obligated to issue 999,820 shares of the Company’s common stock. However there is a commercial dispute in relation to these obligations that are expected to result in a significant variation to this obligation. Consequently the Company does not account for the Commitment until these issues are resolved.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.
Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2007. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007.  In making its assessment of the effectiveness of the Company’s internal control over financial reporting, management used the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the  Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

There were no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

Item 8B.  Other Information.

On December 20, 2006, the Company entered into a consulting services agreement with MJB Capital Ltd. and Murray Bailey, the Company's Chief Executive Officer. The consulting services agreement became effective on July 3, 2006 and provides Mr. Bailey with an annual fee of $120,000. The consulting services agreement can be terminated (i) by either party by giving the other party three months prior written notice, (ii) immediately upon notice to the other party of a breach of the consulting services agreement and failure to cure the breach within fourteen days or (iii) without notice to the other party if the other party becomes insolvent or bankrupt, a receiver or trustee is appointed or is charged with any serious criminal offence. The consulting services agreement is governed by Australian law.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

The directors and officers of the Company, their ages and present positions held with the Company are as follows:

Name	Age	Position and Offices with the Company
Murray Bailey	58	Chief Executive Officer and Director

Gaylord Beeson	59	Director

Ian Hutcheson	63	Chief Financial Office and Company Secretary

Mr. Murray Bailey joined the Company as its Chairman and Chief Executive Officer in July 2006. Mr Bailey had been engaged in a Consulting role from 2000. Mr. Bailey is experienced in international trade. He possesses significant technical skills that assisted in product identification, research, development and commercialization phases.

Mr. Gaylord Beeson joined our board of directors in July 2005. Mr. Beeson has a history of 27 years in the oil and chemical industry. His specific expertise is in plant design, project management, plant operations and quality control.

Mr Ian Hutcheson joined the Company in January 2004 as a Consultant and was appointed Chief Financial Officer in May 2007. His has a history of 17 years in investment banking and a further 9 years in consulting to technology companies on financial commercialisation matters. His specific expertise is in accounting and finance.

There are no familial relationships between any director and executive officer.

All directors hold office until the next annual meeting of shareholders of the Company and the election and qualification of their successors. Officers are elected annually by, and serve at the discretion of, the board of directors of the Company.

Board Committees

The Company does not presently have an audit committee or a director that could be considered a financial expert, nominating committee or compensation committee. The board of directors as a whole performs the functions of each of these committees. The board of directors is seeking to appoint a director with financial expertise within the next 12 months that may be deemed to be an audit committee financial expert. The Company has not adopted any procedures by which security holders may recommend nominees to our board of directors.

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

Based solely upon a review of copies of such reports furnished to the Company during its fiscal year ended December 31, 2007, the Company advises that, during the Company’s 2007 fiscal year, Messrs. Bailey, Beeson, and Hutcheson each inadvertently filed late Form 4s in December 2007.

Item 10.  Executive Compensation.

The following table sets forth information regarding compensation earned for the Company’s fiscal year ended December 31, 2007, by named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Stock Awards($)	Total($)
Murray Bailey(1) Chief Executive Officer	2007	$350,000	$2,761,048	$3,011,048
Ian Hutcheson (2) Chief Financial Officer	2007	$250,000	$966,875	$1,216,875

(1)	Murray Bailey became Chief Executive Officer on July 7, 2006.

(2)	Ian Hutcheson became Chief Financial Officer effective 1 January 2007

Employment and Consulting Agreements

As at December 31, 2007, the Company had entered into one employment contract with Mrs Maria Vecchio, the Company Accountant. The Agreement involved the engagement of Mrs Vecchio for a period of 16 hours per week. The remuneration was based upon a gross salary of AUD90,000 (USD76,500) for 37.5 hours/week)

There were two Consulting Agreements entered into with Mr Murray Bailey and Australia Corporation Consulting Pty Ltd effective January 1, 2007. The agreement with Mr Bailey replaced the Consulting Agreement dated December 20, 2006.

The ACC Agreement

On May 2, 2007, EESTech, Inc. (the “Corporation”) and Australia Corporation Consulting Pty. Ltd. (“ACC”) entered into a Consultancy Agreement (the “ACC Agreement”), whereby the Corporation and ACC agreed that ACC would serve as a business consultant to the Corporation, and provide an individual to serve as the Chief Financial Officer of the Corporation, in exchange for certain remuneration as described below. A copy of the ACC Agreement is attached as an exhibit hereto, and is incorporated herein by reference.

Pursuant to the terms of the ACC Agreement, the Corporation and ACC agreed that Ian Hutcheson, currently the Corporation’s company secretary and the sole director of ACC, would be appointed as the Chief Financial Officer of the Corporation with such appointment to be effective as of January 1, 2007. As a result of such appointment, Murray James Bailey resigned from the position of Chief Financial Officer effective as of January 1, 2007.

Mr. Hutcheson is the sole director of ACC. ACC was formed in 1999, and Mr. Hutcheson has provided technology consulting services to a variety of companies through ACC. For the past eight years, Mr. Hutcheson has been an independent director of Bassett Barks Pty Ltd., a privately held company engaged in the horticultural industry. In addition to his position with Bassett Barks and his work with ACC, Mr. Hutcheson serves as a visiting lecturer on Entrepreneurial Finance and Business Planning at Griffith University and the University of Queensland.

The ACC Agreement provides that ACC shall remain a consultant to and provide a Chief Financial Officer for the Corporation through December 31, 2012 (the “ACC Initial Term”). ACC has the option to extend the ACC Agreement for an additional five-year period commencing on January 1, 2013 and ending on December 31, 2017. ACC may terminate the ACC Agreement on four weeks’ notice. The Corporation may terminate the ACC Agreement without notice upon the occurrence of one of a limited number of circumstances.

In exchange for providing the Corporation consulting services and a Chief Financial Officer, ACC shall receive a base compensation from the Corporation of Two Hundred Fifty Thousand United States Dollars ($250,000) per annum, paid in monthly installments. In addition to such monetary compensation, the Corporation has agreed to issue ACC One Hundred Fifty Thousand (150,000) shares of common stock of the Corporation per annum. The Corporation has also agreed to grant ACC an additional One Million (1,000,000) shares of common stock of the Corporation upon the successful increase in the number of authorized shares of common stock of the Corporation and the registration with the Securities and Exchange Commission (the “SEC”) of such shares. Finally, the Corporation has agreed that ACC shall be considered an employee of the Corporation for purposes of participating in any employee stock option plan that has been or may be adopted by the Corporation.

As ACC’s sole director, the Corporation expects that Mr. Hutcheson will receive all of his compensation from ACC, and will not be paid directly by the Corporation.

 The Bailey Agreement

On May 2, 2007, the Corporation and Murray James Bailey entered into a Consultancy Agreement (the “Bailey Agreement”) whereby the Corporation and Mr. Bailey agreed that Mr. Bailey would serve as a consultant to and the president of the Corporation, in exchange for certain remuneration as described below. In addition to such positions, Mr. Bailey will continue to serve as the Corporation’s Chief Executive Officer. A copy of the Bailey Agreement is attached as an exhibit hereto, and is incorporated herein by reference.

Mr. Bailey has served as the Chief Executive Officer of the Corporation since July 7, 2006, and has been a director of the Corporation since July 3, 2006. Mr. Bailey has been involved with the Corporation’s product development for the past five years, and has also during that time provided the Corporation’s management with commercial advice about the Corporation’s market opportunities and product initiatives.

The Bailey Agreement provides that Bailey shall remain a consultant to and president of the Corporation through December 31, 2012 (the “Bailey Initial Term”). Mr. Bailey has the option to extend the Bailey Agreement for an additional five-year period commencing on January 1, 2013 and ending on December 31, 2017. Mr. Bailey may terminate the Bailey Agreement on four weeks’ notice. The Corporation may terminate the Bailey Agreement without notice upon the occurrence of one of a limited number of circumstances.

In exchange for providing the Corporation consulting services and acting as the Corporation’s president, Mr. Bailey shall receive a base compensation from the Corporation of Three Hundred Fifty Thousand United States Dollars ($350,000) per annum, paid in monthly installments. In addition to such monetary compensation, the Corporation has agreed to issue Mr. Bailey Two Hundred Fifty Thousand (250,000) shares of common stock of the Corporation per annum. The Corporation has also agreed to grant Mr. Bailey an additional Two Million Five Hundred Thousand (2,500,000) shares of common stock of the Corporation upon the successful increase in the number of authorized shares of common stock of the Corporation and registration with the Securities and Exchange Commission (the “SEC”) of such shares. Finally, the Corporation has agreed that Mr. Bailey shall be considered an employee of the Corporation for purposes of participating in any employee stock option plan that has been or may be adopted by the Corporation.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2007, the Company did not have any unexercised options, stock that has not vested, or equity incentive plan awards.

Director Compensation

The following table sets forth the compensation earned or awarded to each director who served on the Group’s Board’s of Directors in 2007, other than Murray Bailey and Ian Hutcheson. Details of Murray Bailey’s and Ian Hutcheson’s compensation are set forth on pages 37 and 38 in the Summary Compensation Table. All directors are reimbursed for out-of-pocket expenses, if any, in connection with attendance at meetings of the board of directors. Non-employee directors presently do not receive any compensation for serving in such capacity.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Gaylord Beeson	—	$16,250	—	—	—	—	$16,250

(1)	Mr Beeson served as a Director on the EESTech Inc Board for the full year ended December 31, 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of  December 31, 2007 the number and percentage of shares of common stock of the Company owned of record and beneficially, by each person owning more than 5% of the Company outstanding common stock and by all officers and directors. On December 31, 2007, there were 42,709,739 shares of common stock outstanding.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class

HTC Hydrogen Technologies Corp	10,000,000	23.4%
Maxwell Damian and Cleo Sonia Conrad	4,578,772	10.7%
Murray Bailey	3,259,174	7.6%
Directors and executive officers as a group (3 persons)	4,646,674	10.9%

(1)
Except as otherwise indicated, the Company believes that the beneficial owners of common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Equity Compensation

The following table sets forth information about the Company’s equity compensation plans as of December 31, 2007.

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

In June 2002, the board of directors of the Company adopted the Aqua Dyne, Inc. 2002 Stock Option Plan (the “2002 Plan”). In October 2003, the 2002 Plan was amended and restated as the Aqua Dyne, Inc. 2003 Stock Incentive Plan (the “2003 Plan”) to add provisions allowing for restricted stock awards to be made under the 2003 Plan. The 2003 Plan provides for the issuance of up to 1,000,000 shares of common stock of the Company. The Company has issued a total of 200,000 stock options to its former officers and directors, and 50,000 shares of common stock to a business consultant. All of the previously issued options have expired as of December 31, 2007.

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

Item 12.  Certain Relationships and Related Transactions and Director Independence.

On June 8, 2000, the Company entered into two agreements with Global, a company owned by Greg Paxton, a consultant to the Company. Under the agreements, Global assigned its rights to the JetWater System, including the patent rights, to the Company and in exchange Global received 4,000,000 shares of our common stock. Global received an additional 1,000,000 shares upon successful completion of independent testing in 2001 and received the final 1,000,000 shares when the Company received a fully working prototype from Global in 2003. As at December 31, 2007, Global holds 220,000 shares.

A five year agreement relating to technical assistance was also signed with Global. Global received $80,000 per year until the prototype passed the test requirements and received $100,000 per year until the Company did not renew the agreement in June 2005.

It is the Company’s current policy that all transactions with officers, directors, 5% stockholders and their affiliates are entered into only if they are approved by a majority of the disinterested directors or are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

The Board of Directors has determined that Gaylord Beeson, one of its 2 current members is independent as defined by the listing standards of the Nasdaq Stock Market. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers.

Item 13.  Exhibits.

(a) Exhibits

Exhibit No.	Description
1.1	Financial Advisory and Capital Raising Agreement with Montrose Partners LLP

1.2	Share Swap Agreement with HTC Hydrogen Technologies Corp

1.3	Agreement of Entrustment with Beijing XingliYuan Science and Technology Co Power Purchase and Fuel Supply Agreement with XingliYuan Science and Technology Co

2.1	Share Sale Agreement with Global Power and Water, Inc., Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

2.2	Acquisition of 50% interest in ComEnergy Pty Ltd from CSIRO

2.3	Share Sale Agreement with Gregory Paxton, Liquatech Pty Ltd. and the Company dated July 3, 2006(2)

3.1	Articles of Incorporation(1)

3.2	Bylaws(1)

4.1	Form of the Stock Certificate(1)

4.2	Form of Subscription Agreement executed by investors in the Private Placement(1)

5.1	Compensation Agreements for Chief Executive Officer and Chief Financial Officer

10.1	Deed of Agreement for Assignment of Intellectual Property(1)

10.2	Agreement for Performance of Services by Independent Contractor(1)

10.3	Promissory Note to Global Power & Water, Inc.(1)

10.4	Aqua Dyne, Inc. Amended and Restated 2003 Stock Incentive Plan*(3)

10.5	Consulting Services Agreement between the Company MJB Capital Ltd. and Murray Bailey*

10.6	Marketing Agreement dated September 26, 2006 between ComEnergy Pty Ltd and the Company

10.7	HCGT Licence Agreement dated August 2005 between ComEnergy Pty Ltd. and Methgen, Inc.

21	List of Subsidiaries

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Denotes a compensation plan or agreement.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 7, 2001 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Form 8-K/A, as filed with the Securities and Exchange Commission on January 31, 2007 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company's Form S-8, as filed with the Securities and Exchange Commission on October 24, 2003 is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by Vasquez & Co. LLC and BDO Kendalls.

Fees	2007	2006
Audit Fees(1)	$126,686	$36,970
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees	$—	$—

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Form 10-QSB quarterly reports and services that are normally provided in connection with statutory or regulatory filings for the 2006 and 2007 fiscal years.

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

Dated: March 31, 2008

EESTECH, INC.

	By:	/s/ Murray Bailey
Name: Murray Bailey Title: Chief Executive Officer

/s/ Ian Hutcheson
Name: Ian Hutcheson Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacity and on the dates indicated.

Name	Title	Date

/s/ Murray Bailey	Chief Executive Officer,	March 31, 2008
Murray Bailey	and Director (principal accounting officer)

/s/ Gaylord Beeson	Director	March 31, 2008
Gaylord Beeson