Form 10-Q
period 2008-03-31
EESTech, Inc.
filed 2008-05-14
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non -accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☒ No

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was  45,865,181 at May 12, 2008.

Transitional Small Business Disclosure Format (Check one) ☐ Yes     ☒ No

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,144,480	$8,079
Prepaid expenses and Other Current Assets	207,688	114,355
Total Current Assets	$1,352,168	$122,434

HCGT Patent	461,881	461,881
Investment in Liquatech Pty Ltd	8	8
Property and equipment, net of depreciation	52,173	47,415
CO2 License	6,000,000	6,000,000
Intellectual property, net of amortization	7,500	7,500
Total Assets	$7,873,730	$6,639,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,054,657	$978,473
Accrued expenses	9,321	26,620
Deferred lease	40,038	39,924
Shareholder loans	229,298	223,057
Total Current Liabilities	$1,333,314	$1,268,074

Stockholders' Equity:

Common stock, $0.001 par value, 100,000,000 shares authorized;
45,718,847 and 42,709,739 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	45,719	42,709
Additional paid-in capital	28,821,308	26,475,275
Deficit accumulated during development stage	(21,583,791)	(20,547,037)
Accumulated other comprehensive income	(742,821)	(599,783)

Total Stockholders' Equity	6,540,415	5,371,164
Total Liabilities and Stockholders' Equity	$7,873,730	$6,639,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO MARCH 31,
	2008	2007	2008
Operating Expenses:
General and administrative	$1,195,374	$262,441	$15,721,743
Write off of China Joint Venture Investment	—	—	477,252
Unrealised foreign exchange (gain)/loss	(152,581)	—	(711,402)
Research and development	—	—	1,200,466
Impairment loss on intellectual property	—	—	4,836,373
Total Operating Expenses	1,042,793	262,441	21,524,432
Loss from operations	(1,042,793)	(262,441)	(21,524,432)
Other income (expense)
Write Back Director’s Loan	—	—	25,682
Interest income	6,857	545	46,644
Interest expense	(818)	—	(107,922)
Gain (loss) on disposition of assets	—	—	(22,594)
Provision for taxes	—	—	(1,169)
Net loss	$(1,036,754)	$(261,896)	$(21,583,791)

Loss per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	44,734,700	18,154,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Accumulated other comprehensive income/(loss)		Total Stockholders' equity (deficit)
Balance at inception- April 26, 2000	—	$—	$—	$—	$—		$—	$—
Issuance of stock for intellectual property	4,000,000	4,000	—	—	—		—	4,000
Issuance of stock to directors	650,000	650	—	—	—		—	650
Net loss	—	—	—	—	(18,973)		—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)		—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—		—	997,000
Issuance of stock for intellectual property	1,000,000	1,000	999,000	—	—		—	1,000,000
Net loss	—	—	—	—	(1,638,743)		—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)		—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—		—	585,000
Net loss	—	—	—	—	(662,710)		—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)		—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—		—	876,054
Issuance of stock for services	50,000	50	189,950	—	—		—	190,000
Common stock subscribed	—	—	—	44,097	—		—	44,097
Net loss	—	—	—	—	(1,106,906)		—	(1,106,906)
Adjustment for foreign currency translation	—	—	—	—	—		23,637	23,637
Comprehensive loss	—	—	—	—	—		—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)		23,637	293,106
Issuance of stock for intellectual property	1,000,000	1,000	3,299,000	—	—		—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—		—	—
Issuance of stock for cash	978,370	978	616,149	—	—		—	617,127
Issuance of stock for services	30,000	30	37,470	—	—		—	37,500
Common stock subscribed	—	—	—	890,230	—		—	890,230
Net loss	—	—	—	—	(5,159,117)		—	(5,159,117)
Adjustment for foreign currency translation	—	—	—	—	—		135,903	135,903
Comprehensive loss	—	—	—	—	—		—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)		159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230)	—		—	967,288
Issuance of stock for note	588,235	588	299,412	—	—		—	300,000
Issuance of stock for services	78,784	79	97,759	—	—		—	97,838
Common stock subscribed (62,500 shares)	—	—	—	50,000	—		—	50,000
Net loss	—	—	—	—	(1,737,846)		—	(1,737,846)
Adjustment for foreign currency translation	—	—	—	—	—		(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—		—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)		10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—		—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—		—	496,405
Issuance of stock for services	622,627	623	540,602	—	—		—	541,225
Net loss	—	—	—	—	(1,873,231)		—	(1,873,231)
Adjustment for foreign currency translation	—	—	—	—	—		25,622	25,622
Comprehensive loss	—	—	—	—	—		—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)		36,621	(279,668)
Issuance of stock for cash	8,224,322	8,224	3,107,241	—	—		—	3,115,465
Issuance of stock for services	6,489,989	6,489	5,514,793	—	—		—	5,521,282
Issuance of stock for license	10,000,000	10,000	5,990,000	—	—		—	6,000,000
Net loss	—	—	—	—	(8,349,511)		—	(8,349,511)
Adjustment for foreign currency translation	—	—	—	—	—		(636,404)	(636,404)
Comprehensive loss	—	—	—	—	—		—	(8,985,915)
Balance December 31, 2007	42,709,739	$42,709	$26,475,275	$—	$(20,547,037)	$	(599,783)	$5,371,164
Issuance of stock for cash	2,567,440	2,567	2,056,325					2,058,892
Issuance of stock for services	441,668	443	289,708					290,151
Net loss	—	—	—	—	(1,036,754)		—	(1,036,754)
Adjustment for foreign currency translation							(143,038)	(143,038)
Comprehensive loss								(1,179,792)
Balance March 31, 2008	45,718,847	$45,719	$28,821,308	—	$(21,583,791)		$(742,821)	$6,540,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH MARCH 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,036,754)	$(261,896)	$(21,583,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4,147	3,712	72,966
Amounts credited to provisions	821	—	2,598
Impairment of intellectual property	—	—	4,836,373
Shares issued for services	290,150	22,063	6,678,646
Disposition of property	—	—	22,594
Unrealised foreign exchange gains on intercompany loans	(152,581)	—	(711,402)
Write Back of Director Loan	—	—	(25,682)

Changes in assets and liabilities:
Decrease/(increase) in Accruals	(18,505)	135,995	(32,487)
Decrease/(increase) in prepaid expenses and Other Current Assets	(86,889)	(67,244)	(202,263)
Other Accounts Receivable	—	—	(1,743)
Decrease/(increase) in other Accounts Receivable		22,011	—
Increase (decrease) in accounts payable	30,723	—	1,009,196
Increase (decrease) in accrued payroll taxes	—	9,612	22,210

Net cash used in operations	(968,888)	(135,747)	(9,912,785)

Cash flows used by investing activities:
Acquisition of HCGT Patent	—	—	(461,881)
Investment in Liquatech Pty Ltd	—	—	(8)
Disposal/(Acquisition) of equipment	—	—	(135,812)
Acquisition of intangible asset- license	—	(7,500)	(7,500)
Net cash used in investing activities	—	(7,500)	(605,201)

Cash flows from financing activities:
Issuance of common stock	2,058,892	100,000	11,387,976
Loan from shareholders (incl Note Payable)	—	114,226	230,046
Principal repayment of finance lease	(1,701)	—	(6,479)
Deferred lease	—	—	46,703
Net cash from financing activities	2,057,191	214,226	11,658,246
Comprehensive gain/(loss) on translation	48,098	1,744	4,220
Net increase (decrease) in cash	1,136,401	72,723	1,144,480
Cash, beginning of period	8,079	5,517	—
Cash, end of period	$1,144,480	$78,240	$1,144,480
Supplemental Disclosure of non-cash Investing and financing activities:
Issuance of stock for intellectual property	—	—	4,836,373
Issuance of stock for services	$290,151	$140,170	$6,678,646
Issuance of stock subscribed	—	—	50,000
Issuance of stock for acquisition of Methgen Inc.	—	—	496,405
Issuance of stock for CO2 License	—	—	6,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO MARCH 31, 2008
(UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc. and Methgen Limited, as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB.

2.	ORGANIZATION AND HISTORY

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

On July 25, 2007, the Company completed the acquisition for cash of $461,881 of the 50% interest that CSIRO held in ComEnergy Pty Ltd. ComEnergy Pty Ltd held the exclusive international license for the Hybrid Coal & Gas Turbine Technology (“HCGT”) from the Australian Government’s Research entity the Commonwealth Scientific and Industrial Research Organization (CSIRO). Subsequently, the Company achieved a post condition in the fourth quarter of the 2007 fiscal year that initiated the CSIRO transferring its rights and interests in the HCGT technology to EESTech Inc. Consequently, the Company has valued the patents transferred to it from CSIRO as the payment made for the acquisition of the CSIRO’s interest in ComEnergy.

On August 2, 2007, the Company incorporated three wholly owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at March 31, 2008, the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into EESTech Technologies Pty Ltd.

On September 24, 2007, the Company entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp.(HTC), a Canadian company, to enable EESTech Inc. gaining access to a technology for carbon catchment and storage. The Agreement involved the Company issuing 10 million shares of its common stock to HTC in exchange for it being issued all the capital in CO2 Technologies Pty Ltd, a special purpose company that holds the License to commercialize the CCS technology in The People’s Republic of China, India and Asia Pacific.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DEFERRED LEASE

The Company’s wholly owned subsidiary, Methgen Limited, in Australia, has entered into two leases, one for a motor vehicle and the other for a boiler. They are the subject of financial lease arrangements and are for duration of 60 months.

INTELLECTUAL PROPERTY

The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. No amortization expense was charged to operations for the quarters ended March 31, 2008 and 2007. An amount of $1,200,466 was charged through the period from inception to March 31, 2008. In relation to the Intellectual property for the HCGT Patents it is intended that there will be an amortization charge effective from 2008 for a period of 20 years. In relation to the CCS license it is a perpetual license with no definitive termination period. The Board has not at this time addressed the issue of an amortization program for this asset. The Company intends to make a decision, regarding further amortization during the 2008 fiscal year.

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

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized through future operations. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standard (SFAS) No. 128 “Earnings Per Share,” the Company presents basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and payables. The estimated fair values of these instruments approximate their carrying value.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the quarter ended March 31, 2008 and 2007 was ($143,038) and ($26,266), respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company is continuing to evaluate the commercial process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense. There have been no research and development expenses incurred in fiscal year 2007 or in the quarter ended March 31, 2008. There have been no research and development costs incurred in relation to the HCGT technology.

ADVERTISING EXPENSES

The Company has not engaged in any advertising expenditure during the quarter as it focused on achieving marketable products. The board of directors does not have a defined policy at this stage in relation to marketing and advertising expenses. However, it has identified those markets where it will have its most success, including, but not limited to, China. Marketing will be conducted on a direct basis.

VALUATION OF LICENCES AND PATENTS

The Company has acquired the patents for the HCGT technology and the license for the CCS technology. In both cases the Company is of the opinion that the technologies are in an advanced stage that would facilitate their commercialization without the need for further research and development. The value of these assets is based upon their respective purchase prices. The Company has concluded that both technologies have a market value as at March 31, 2008, that would be generated should they be disposed of. Consequently the Company does not consider that impairment should be made.

On September 29, 2007, HTC entered into a CCS Technology License Agreement with CO2 Technologies (CO2) to grant to CO2, under all of HTC’s intellectual property rights, an exclusive, perpetual non-restrictive, sub licensable, fully paid up License to use in People’s Republic of China, India and Asia Pacific (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, Philippines, Thailand and Japan).

Since the Company entered into the License Agreement the Licensor (HTC) has successfully, introduced the CCS technology internationally. This success has been reflected in the HTC market capitalization rising from CAD$27.8million to a current CAD$55.9million on April 30, 2008. This indicates the market acceptance of the intrinsic value of the technology.

The directors of the Company have viewed the increase in the HTC market capitalization to have a complementary increase in the CCS License value. Hence the original value of USD6,000,000 is assessed as being commercial.

The Board concluded at the time of the negotiations that the geographical area covered by the CO2 License could reasonably represent 25% of the then perceived license value. Consequently the Company issued 10 million shares at a strike price of USD0.60.

The Company further concluded that with its ability to interface the CCS technology with its own HCGT technology in the territories available under the CCS License would significantly enhance the revenue stream flowing to the Company.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets” the Company quarterly reviews its long-lived assets to be held and used by the Company to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flow analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amounts and the estimated value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimated discounted cash flow analysis. The Company reduced the carrying value of the intellectual property to its net realizable value and recorded an impairment loss of $1,000,000 and $3,300,000 for the years ended December 31, 2001 and 2004, respectively, in accordance with SFAS 121, which was superseded by SFAS 144.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123(R). In determining stock-based compensation, the Company considers various factors in the calculation of fair value using the Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock-based compensation expense.  The Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period. There is no stock-based compensation expense for the periods ended March 31, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value and establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 157 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 157 on our results of operations and financial condition.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We plan to adopt the provisions SFAS No. 159 on April 1, 2008 and we are currently assessing the impact of the adoption of SFAS No. 159 on our results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.

4.	GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained significant losses, $21,583,791 and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

In addition, the Company entered into a five year agreement in June 2000 with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company paid annual payments of $100,000 until June 2005 when the agreement ran out and was not renewed. During the year ended December 31, 2005, the Company paid $50,000 under the agreement.

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

On June 1, 2007, the Company acquired the balance of the equity it did not already hold in Liquatech Pty Ltd. (Liquatech). Through its wholly owned subsidiary, Liquatech Turbine Pty Ltd, it held a 50% interest in ComEnergy Pty Ltd. The remaining 50% was held by the Commonwealth Scientific & Industrial Research Organisation (CSIRO). Liquatech Turbine held no assets other than the shares in ComEnergy Pty Ltd. ComEnergy had not generated any revenues. Its intrinsic value related to its future income generation . Liquatech or Comenergy did not have any business as defined by SFAS141 and therefore the entities were not consolidated in the Company’s Accounts as at March 31, 2008.

On June 1, 2007, the Company acquired the 50% interest that the Australian Government’s Research entity, Commonwealth Scientific and Industrial Research Organisation (CSIRO) held in ComEnergy Pty Ltd for $461,881. ComEnergy held an exclusive international license for the HCGT technology.

On September 24, 2007, the Company entered into a Share Swap Agreement with Canadian company HTC Hydrogen Technologies Corporation to provide for the Company to issue 10,000,000 shares of its common stock (valued as at settlement date at $6,000,000) to HTC in exchange for it receiving all the issued shares in CO2 Technologies Pty Ltd. CO2 Technologies holds the exclusive License for the commercialization of the Carbon Capture and Storage technology for The People’s Republic of China, India and East Asia. CO2 Technologies Pty Ltd is the holder of a License and did not have any business as defined by SFAS141 and therefore the entity was not consolidated in the Company’s Accounts as at March 31, 2008.

On October 22, 2007, the Company completed its condition precedent to permit the CSIRO to assign the rights and ownership of patents for the HCGT technology. As at March 31, 2008, the formal process to assign the Patents to EESTech Inc is still incomplete.

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

During the year ended December 31, 2005, the Company issued 78,784 shares of common stock for services at the closing stock price on the date of issue $97,838. The Company issued 1,840,750 shares of common stock for cash proceeds of $967,288, 2,004,888 shares of common stock that had been subscribed in 2004 for total proceeds of $890,230 and 588,235 shares of common stock for a note payable of $300,000

During the year ended December 31, 2006, the Company issued 622,627 shares of common stock for services, valued as at the closing stock price on the date of issue of $541,225. The Company issued 2,192,691 shares of common stock for cash proceeds of $936,823 including 62,500 shares of common stock that had been subscribed in 2005 for $50,000. The Company issued 763,700 shares of common stock to acquire the licenses held by Methgen, Inc. valued at the closing stock price on the date of acquisition or $496,405.

During the year ended December 31, 2007, the Company issued 6,489,989 shares of common stock for services at the closing stock price on the date of issue of $5,521,282. The Company issued 8,224,322 shares of common stock for cash proceeds of $3,115,465. The Company issued 10,000,000 shares of common stock for the purchase of the License from HTC for the Carbon Capture and Storage technology at the closing stock price on the date of issue $6,000,000.

During the quarter ended March 31, 2008, the Company issued 2,567,440 shares of common stock for cash proceeds of $2,058,892. The Company issued 441,668 shares of common stock, for services, to Directors, Officers and Consultants at the closing price on the date of issue of $290,151.

7.	SHAREHOLDER LOANS

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

During the year ended December 31, 2007, the shareholder loans were reduced by repayments of $52,162.

During the quarter ended March 31, 2008, the shareholder loans were increased by $6,241.

8.	SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net Loss for three months ended March 31	2008	$(1,089,525)	$52,771
	2007	$(114,529)	$(147,367)
Long lived assets (net)	2008	$6,469,389	$52,173
	2007	$27,690	$56,475

9.	COMMITMENTS AND CONTINGENCIES

Power Supply Agreements
On September 5, 2007, the Company, on behalf of itself and its affiliates, entered into the HCGT Projects Power Purchase & Fuel Supply Agreement (the “Supply Agreement”) with Shanxi & Taiyuan, on S&T’s own behalf and on behalf of the following coal companies and bureaus domestic to the PRC (collectively, the “Groups”): Shanxi Taiyuan Xishan Coal Industries Group; Shanxi Datong Coal Industries Group; Shanxi Yangchuan Coal Industries Group; Shanxi Huozhou Coal Industries Group; Shanxi Lu-an coal Industries Group; Shanxi Jincheng Coal Industries Group; Hebei Fengfeng Coal Industries Group; Hebei Kailuan Coal Industries Group; Liaoning Fuxin Coal Industries Group; Ningxia Shenhua Tai-xi Coal Industries Group; Inner Mongolia Shenhua Wuda Coal Industries Group; and Inner Mongolia Baotou Coal Industries Group. As of September 5, 2007, neither the Company nor its affiliates had a material relationship with S&T or the Groups unrelated to the Supply Agreement.

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
As at March 31, 2008, the Company does not have any quantifiable contingent liabilities as the supply agreements are only in “draft” form. It will not be until the actual Power purchase Agreements are entered into that formal commitments and contingencies will arise.

Other

In relation to the agreement between Global Power and Water Pty Ltd, Greg Paxton and the Company in connection with the exchange of shares of the Company’s common stock for shares of Liquatech Pty Ltd. common stock, the Company is currently obligated to issue 999,820 shares of the Company’s common stock. However there is a commercial dispute in relation to these obligations that is expected to result in a significant variation to this obligation. Consequently, the Company does not account for the Commitment until these issues are resolved.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the Company to be covered by and to quality for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue, "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based upon actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. See the Company's Annual Report on Form 10-KSB for fiscal year ended December 31, 2007 for a description of certain of the known risks and uncertainties of the Company.

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

Methgen, Inc.

On July 3, 2006, the Company completed the acquisition of Methgen Inc. (“Methgen”) by acquiring 100% of the issued and outstanding shares of common stock of Methgen. Pursuant to the transaction, the Company issued 763,700 shares of its common stock to eight shareholders of Methgen. In exchange, the Company received 763,700 shares of common stock of Methgen. Methgen’s sole asset was a license for the marketing and production rights to the Hybrid Coal Gas Turbine (HCGT) intellectual property in the United States. The license was subsequently rescinded in February 2007 and the outstanding licence fee, payable to the Licensor ComEnergy Pty Ltd, was waived.

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

On June 1, 2007, the Company completed a transaction involving the acquisition by EESTech Inc. of 42% of the issued capital of Liquatech Pty Ltd from two shareholders John Hocken and Jovecroft Pty Ltd. This required an outlay by EESTech Inc of $8.

Liquatech Pty Ltd. is a holding company that has a wholly-owned subsidiary, Liquatech Turbine Pty Ltd. As at December 31, 2007, Liquatech Turbine Pty Ltd. and EESTech Inc each own 50% of a joint venture entity known as ComEnergy Pty Ltd. EESTech Inc, in July 2007, acquired the 50% in ComEnergy Pty Ltd previously held by the Australian Government’s Commonwealth Scientific and Industrial Research Organisation (CSIRO). In January 2008, Liquatech Turbine’s stockholding in ComEnergy Pty Ltd. was transferred to EESTech Inc. The transaction did not involve any monetary consideration.

As the Company has now acquired the Patents for the HCGT technology, the necessity to complete the acquisition of the remaining equity in Liquatech Pty Ltd is not a necessity. The Company is currently considering the various options that it has in relation to its contractual obligations to Global Power and Water Pty Ltd and Greg Paxton and the need to proceed with the formal acquisition of the company’s issued capital not already held.

ComEnergy Pty Ltd

On July 25, 2007, the Company completed the acquisition for cash (USD461,881) of the 50% interest that CSIRO held in ComEnergy Pty Ltd (ComEnergy) which at that time held the international Licence from CSIRO for the HCGT technology. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System (owned by EESTech) by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

As ComEnergy has not begun any commercial operations since the date of acquisition and its sole activity has been as the holder of the international licence for the HCGT technology from the CSIRO, the Company has concluded that it has acquired an asset, not a business. Consequently, the Company has not consolidated the accounts of ComEnergy.

ComEnergy Pty Ltd. held the exclusive international marketing and production licence to the HCGT technology issued by the CSIRO. Following the completion of an agreement by EESTech Inc with CSIRO the license, held by ComEnergy from CSIRO, was terminated. EESTech Inc currently holds the patent ownership and all rights to the HCGT technology. The Company considers that the amount of USD461,881 represents the value attributable to the HCGT Patents acquired from the CSIRO as part of the conditions of acquiring the CSIRO interest in ComEnergy.

CO2 Technologies Pty Ltd

On September 20, 2007, EESTech, Inc. entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp (“HTC”), enabling the acquisition of HTC’s wholly-owned Australian subsidiary CO2 Technologies Pty Ltd (“CO2”). CO2 is a company formed under Australian law whose only asset is an exclusive license to commercialize the carbon capture and storage technology (the “CCS Technology”) in the following regions: The People’s Republic of China, India and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan). This transaction involved EESTech Inc issuing 10,000,000 shares of its Common Stock to HTC.

As CO2 has not begun its commercial operations since the date of acquisition and its sole activity has been as the holder of the Licence for the CCS Technology, the Company has concluded that it has acquired an asset, not a business. Consequently the Company has not consolidated the accounts of CO2.

EESTech Technologies Pty Ltd:

On August 2, 2007, this company was incorporated. This entity will be the holder of all the company’s technology, intellectual property, trade marks and copyright. It will license the intellectual property to EESTech Commercial Pty Ltd to interface with international project proponents in the use of the technologies.

EESTech Commercial Pty Ltd:

This entity was incorporated on August 2, 2008. This entity will be the holder of licences for the commercialisation and marketing of the technologies held by EESTech Technologies Pty Ltd. The Company will issue sub-licences to project proponents and will in turn receive licence fees.

EESTech Research Pty Ltd:

This entity was incorporated on August 2, 2007. This entity will be engaged in the research and development to enhance the technologies controlled by EESTech Technologies Pty Ltd.

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

The Company intends to pursue a strategic relationship with entities in The People’s Republic of China (PRC) in the commercialization of the initial HCGT Plant.

In November 2007, the Company acquired a License from HTC Hydrogen Technologies Corp (“HTC”) to commercialize the Carbon Capture and Storage technology (CCS). The License will enable the Company to commercialize the CCS technology in The People’s Republic of China, India and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand and Japan).

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

The Company will initially utilize specialized technical personnel to carry out all commissioning functions. The Company plans to recover costs associated with their personnel through project revenues. These responsibilities will be carried out by the external engineers so as to mitigate risks associated with quality assurance and performance.

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

CO2 Technologies Pty Ltd

On November 29, 2007, the Company entered into a Share Swap Agreement for CO2 Technologies Pty Ltd and a CCS Technology Licence Deed with HTC Hydrogen Technologies Corp. This Agreement entitles EESTech to engage in the commercialisation of the CCS technology in a number of Territories including PRC, India, and Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan).

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

The pilot unit has proved up the technology but with the Company’s change in focus to the HCGT and CCS technologies it has not actively pursued markets for the JetWater system. It has explored scope for JetWater to interface with the other two technologies as opposed to looking for stand alone applications. Consequently while the technology is capable of full commercialization it has not generated any sales revenues in the 2007 year.

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

Detailed research by the CSIRO indicates that the HCGT plant could enable coal miners to efficiently produce electric power using low cost fuel sources such as ventilation, air methane, coal mine methane and waste coal. The HCGT process is expected to contribute significantly to improved environmental outcomes and reduced greenhouse gas emissions. In many countries, HCGT projects may be eligible to generate and trade carbon credits (depending on government regulations) thereby creating an additional revenue stream for the mine. HCGT also has application in biomass power generation industry.

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

While the Company’s sales effort may include Australia and the United States its primary focus is going to be the People’s Republic of China (PRC) in the short to medium term.

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

Carbon Capture and Storage

The coal and gas fired electricity generation sector remains a major provider of base load power throughout the world, due largely to the abundance of coal and gas, the low cost of generation and the maturity of the technology. However as international consensus builds around the need to reduce Greenhouse Gas (GHG) / CO2 Emissions in the face of ever increasing concerns over global warming, significant pressure has been placed on operators of GHG emitting plants, industry groups, state and federal government to respond accordingly.

HTC’s business is the development, aggregation and commercialization of proprietary technologies, relating to carbon dioxide (CO2) capture, storage and Enhanced Oil Recovery utilizing captured CO2. These technologies have been acquired, licensed, developed internally and developed in partnership with the University of Regina and The International Test Centre for CO2 Capture, a leading centre of research for CO2 capture and storage.

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

One of the limiting factors that govern the implementation of reverse osmosis desalination plants is the disposal of its reject brine water. The JetWater System is expected, in many cases, to reduce or eliminate this environmental issue through:

•	Greatly reducing the volume of reject brine water;
•	In some cases facilitating the recovery of valuable salt by-products; and
•	Recovering additional pure water.

In addition, the Company has also identified two particular and highly attractive market opportunities for JetWater, which we believe combine with the traditional market for MVC systems to form a much larger and exciting market potential. These two opportunities are the United Arab Emirates and the Persian Gulf Region and market synergies with the HCGT system. There are significant marketing synergies between the HCGT system and the JetWater System because of the overlap of the prospective client base for each of these technologies. However specific marketing effort will not be devoted to these markets in the immediate short term unless there are strong commercial approaches.

HCGT

The HCGT technology has a number of applications both in Australia and internationally. It provides a capability to utilize vent air methane or coal mine methane with waste coal or biomass fuels. Each of these applications possesses significant capabilities in Australia and overseas. The World Energy Council reports biomass resources, excluding forest plantations and municipal solid waste, are potentially the world’s largest and most sustainable energy resource, a renewable resource comprising 220 billion oven-dry tonnes of annual primary production. Predicated upon the CSIRO research, the annual bio-energy potential is approximately 2900 EJ with 270 EJ being considered available on a sustainable basis and at competitive prices. The problem is not availability but the management and delivery of energy to those who need it. Agricultural biomass residues are a large and under-exploited potential energy resource, and present many opportunities for better utilization. Calculations in the mid-1990’s show that crop residues amounted to approximately 3.5 to 4 billion tonnes annually, with energy content representing 65 EJ, or equivalent to 12 billion barrels of oil. For biomass energy to have a future, it must be able to provide people with things they want, e.g. lighting, electricity, water pumping, etc. Modern applications simply mean clean, convenient, efficient, reliable, economically and environmentally sustainable.

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

A forecast over the next 5 years indicates that up to 10 major contracts are planned for and these will be predominantly driven by supply of CO2 for enhanced oil recovery. Market mechanisms that bring about a carbon price for captured and sequestered CO2 will emerge during this time and will provide possible upside opportunities.

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

The Company has acquired an exclusive license for the Carbon Capture and Storage technology from Hydrogen Technologies Corporation for commercialization in The Peoples’ Republic of China, India and Asia Pacific.

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

Recent Financings

In order to raise funds necessary to complete tasks associated with the Company’s initial technology, JetWater System, being commercialized the Company completed an offering pursuant to Regulation D at $1.00 per share for 997,000 shares of common stock solely to accredited investors. As of March 31, 2001, $997,000 was raised in the offering. In fiscal year 2002, the Company raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003 the Company borrowed $300,000 from its largest stockholder and raised $876,054 in a private placement at $1.50 per share. In fiscal year 2004, the company raised $617,127 from private placements. In fiscal year 2005, the Company raised $917,288 from private placements. In fiscal year 2006, the Company raised $936,823 from private placements. In fiscal year 2007, the Company raised $3,115,465 from private placements and Convertible Notes and an Unsecured Convertible Loan. As at December 31, 2007 the Convertible instruments had all been converted into common stock.

In January 2008 the Company entered into a Subscription Agreement for the issuance of 2,500,000 shares at a strike price of $0.80. This raised an amount of $2,000,000.

During the quarter ended March 31, 2008, the Company raised a further amount of $58,892 from several other Private Placements.

Plan of Operations for the Fiscal Year ended December 31, 2008.

The Company is pursuing interest being shown in India for the commercialization of the HCGT and CCS technologies.

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

Net Loss. Our net loss from inception (April 26, 2000) until March 31, 2008, was $21,583,791. Our net loss for the quarters ended March 31, 2008, and 2007 were $1,036,754 and $261,896, respectively. The significant increased loss in 2008 was attributable to the consulting and legal fees associated with consolidating the CCS technologies and the development of the market strategies in the PRC. The accumulated loss to date includes a $4,836,373 loss on impairment of intellectual property, for the JetWater technology, and goodwill.

Marketing, General Administrative Expenses. Our marketing, general administrative expenses from inception (April 26, 2000) until March 31, 2008 were $15,721,743. Our marketing, general administrative expenses for the quarters ended March 31, 2007 and 2006 were $1,195,374 and $262,441, respectively. The 2008 general and administrative expenses increased by $932,933 from 2007 expenses. The major variances were attributable to consulting fees of approximately$625,000, legal fees $310,000.

Research and Development Expenses. Our research and development expenses from inception (April 26, 2000) until March 31, 2007 were approximately $1,200,466. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 consisted of payments to Global Power & Water, Inc. and $103,000 consisted of payments to other consultants. There were no research and development expenses for the quarters ended March 31, 2008 and 2007.

Impairment loss on intellectual properties from inception (April 26, 2000) until March 31, 2007, were $4,836,373. During fiscal year 2006, the Company recorded an impairment loss on the acquisition of a license ($536,373) from Methgen, Inc. There were no impairment losses for the quarters ended March 31, 2008 and 2007.

Currently, there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. Management is pursuing other opportunities for CCS, JetWater and HCGT and other related technologies.

Liquidity and Capital Resources

As of March 31, 2008, the Company had a cash balance of $1,144,480.

From the inception of the Company, through March 31, 2008, net cash used in operations of $9,912,785 and net cash used in investing activities of $605,201 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $11,432,420 and a loan from a shareholder in the amount of $230,046.

Working Capital Balance

As at March 31, 2008, the Company had a positive working capital balance of $18,854.

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

Going Concern Considerations

Management is cognizant of its obligations regarding the Going Concern Considerations of the Company. The Directors ensued that they monitor the financial obligations of the Company and at all times ensure that the Company is able to meet all its liabilities when they fall due.

Management believes that actions currently being taken to revise the funding requirements will allow the introduction of debt utilizing various financial instruments.

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4 CONTROLS AND PROCEDURES

We carried out an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors identified in the Company’s Form 10-KSB for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2008, the Company issued shares of its common stock in the following transactions:

Date Issued	Amount	Name of Stockholder	Cash/Services	Description of Transaction
January 28, 2008	$2,000,000	R Finch	Cash	Private Placement
January 31, 2008	$ 20,000	Villaglade P/L ATF Villaglade Unit Trust	Cash	Private Placement
January 31, 2008	$ 18,892	D Bianchin	Cash	Private Placement
January 31, 2008	$ 8,750	Jardine Consulting Services Pty ltd	Services	Consulting Contract entitlement
January 31, 2008	$ 8,750	Australia Corporation Consulting Pty Ltd	Services	Consulting Contract entitlement
January 31, 2008	$ 14,583	M Bailey	Services	Consulting Contract entitlement
January 31, 2008	$ 3,500	M Bailey	Services	Director entitlement
January 31, 2008	$ 3,500	G Beeson	Services	Director entitlement
January 31, 2008	$ 175,000	Topic Marine Inc	Services	Consulting Services Contract
January 31, 2008	$ 20,000	Jackenval Pty Ltd	Cash	Private Placement
March 11, 2008	$ 10,080	A. Harris	Services	Advisory Board entitlement
March 11, 2008	$ 10,080	G. Harris	Services	Advisory Board entitlement
March 11, 2008	$ 10,080	A. Krem	Services	Advisory Board entitlement
March 11, 2008	$ 10,080	E. Edwards	Services	Advisory Board entitlement
March 11, 2008	$ 10,080	S. Symms	Services	Advisory Board entitlement
March 19, 2008	$ 7,000	Jardine Consulting Services Pty Ltd	Services	Consulting Contract entitlement
March 19,2008	$ 7,000	Australia Corporation Consulting Pty Ltd	Services	Consulting Contract entitlement
March 19, 2008	$ 11,667	M Bailey	Services	Consulting Contract entitlement

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

Dated: May 14, 2008.

EESTECH, INC.

By:	/s/ Murray Bailey
Name: Murray Bailey Title: Chief Executive Officer

/s/ Ian Hutcheson
Name: Ian Hutcheson Title: Chief Financial Officer