Form 10-Q
period 2008-06-30
EESTech, Inc.
filed 2008-08-04
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32863
EESTECH, INC.
(Name of small business issuer in its charter)

Delaware	33-0922627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1105 North Market Street, Suite 1300 Wilmington, Delaware,	19801
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (including area code): (302) 427 2360

(Former Address and Phone Number)

1260 S. Highway 89, Building 1, Suite H-5 Chino Valley, Arizona	86323
(Former Address of principal executive office)	(Zip Code)

Issuer’s former telephone number (including area code): (928) 636 6255

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

Large accelerated filer ☐		Accelerated filer ☐
Non –accelerated filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☒ No

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was  46,519,059 at June 30, 2008.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$31,446	$8,079
Prepaid expenses and Other Current Assets	338,843	114,355
Total Current Assets	$370,289	$122,434

HHCGT Patent	461,881	461,881
InInvestment in Liquatech Pty Ltd	8	8
Property and equipment, net of accumulated depreciation	60,613	47,415
C CO2 License	6,000,000	6,000,000
Intellectual property, net of amortization	7,500	7,500
Total Assets	$6,900,291	$6,639,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$56,240	$978,473
Accrued expenses	188,920	26,620
Capital lease	39,834	39,924
S Shareholder loans	235,200	223,057
Total Current Liabilities	$520,194	$1,268,074

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 46,519,059 and 42,709,739 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	46,519	42,709
Additional paid-in capital	29,405,128	26,475,275
Deficit accumulated during development stage	(22.178,949)	(20,547,037)
Accumulated other comprehensive income	(892,601)	(599,783)
Total Stockholders' Equity	6,380,097	5,371,164
Total Liabilities and Stockholders' Equity	$6,900,291	$6,639,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED JUNE 30		FOR THE SIX MONTHS ENDED JUNE 30,		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO JUNE 30, 2008
	2008	2007	2008	2007
Operating Expenses:
General Administrative	$714,746	$1,514,817	$1,913,550	$1,777,258	$16,439,920
Write off of China Joint Venture Investment	-	-	-	-	477,252
Unrealised foreign exchange (gain)/loss	(116,441)	-	(269,022)	-	(827,843)
Research and development	-	-	-	-	1,200,466
Impairment loss on intellectual property	-	-	-	-	4,836,373
Total Operating Expenses	598,305	1,514,817	1,644,528	1,777,258	22,126,168
Loss from operations	(598,305)	(1,514,817)	(1,644,528)	(1,777,258)	(22,126,168)
Other income (expense)
Write Back Director’s Loan	-	-	-	-	25,682
Interest income	7,361	1,023	14,218	1,568	54,005
Interest expense	(783)	-	(1,602)	(326)	(108,705)
Gain (loss) on disposition of assets	-	-	-	-	(22,594)
Provision for taxes	-	-	-	-	(1,169)
Net loss	$(591,727)	$(1,513,794)	$(1,631,912)	$(1,776,016)	$(22,178,949)

Loss per share	$(0.01)	$(0.08)	$(0.04)	$(0.10)

WWeighted average number of common shares outstanding	46,084,539	18,509,198	45,413,349	18,332,916

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Common Stock				Deficit
	Shares issued Par	Par Value $0.001	Additional Paid-in capital	Shares subscribed	accumulated during development stage	Accumulated other comprehensive income/(loss)	Total Stockholders' equity (deficit)
Balance at inception-
April 26, 2000	—	$—	$—	$—	$—	$—	$—
Issuance of stock for
intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for
intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjustment for foreign
currency translation	—	—	—	—	—	23,637	23,637
Comprehensive loss	—	—	—	—	—	—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for
intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)
Adjustment for foreign
currency translation	—	—	—	—	—	135,903	135,903
Comprehensive loss	—	—	—	—	—	—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230))	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838

	Common Stock				Deficit
	Shares issued Par	Par Value $0.001	Additional Paid-in capital	Shares subscribed	accumulated during development stage	Accumulated other comprehensive income/(loss)		Total Stockholders' equity (deficit)
Common stock subscribed (62,500 shares)	—	—	—	50,000	—		—	50,000
Net loss	—	—	—	—	(1,737,846)		—	(1,737,846)
Adjustment for foreign currency translation	—	—	—	—	—		(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—		—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)		10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—		—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—		—	496,405
Issuance of stock for services	622,627	623	540,602	—	—		—	541,225
Net loss	—	—	—	—	(1,873,231)		—	(1,873,231)
Adjustment for foreign currency
translation	—	—	—	—	—		25,622	25,622
Comprehensive loss	—	—	—	—	—		—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)		36,621	(279,668)
Issuance of stock for cash	8,224,322	8,224	3,107,241	—	—		—	3,115,465
Issuance of stock for services	6,489,989	6,489	5,514,793	—	—		—	5,521,282
Issuance of stock for license	10,000,000	10,000	5,990,000	—	—		—	6,000,000
Net loss	—	—	—	—	(8,349,511)		—	(8,349,511)
Adjustment for foreign currency translation	—	—	—	—	—		(636,404)	(636,404)
Comprehensive loss	—	—	—	—	—		—	(8,985,915)
Balance December 31, 2007	42,709,739	$42,709	$26,475,275	$—	$(20,547,037)	$	(599,783)	$5,371,164
Issuance of stock for cash	3,148,650	3,149	2,532,335					2,535,484
Issuance of stock for services	660,670	661	397,518					398,179
Net loss	-	-	-	-	(1,631,912)		-	(1,631,912)
Adjustment for foreign currency translation							(292,818)	(292,818)
Comprehensive loss								(1,924,730)
Balance June 30, 2008 (Unaudited)	46,519,059	$46,519	$29,405,128	-	$(22,178,949)		$(892,601)	$6,380,097

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH JUNE 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,631,912)	$(1,776,016)	$(22,178,949)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization and depreciation	9,185	9,533	78,004
Amounts credited to provisions	1,278	—	3,055
Impairment of intellectual property	-	—	4,836,373
Shares issued for services	398,178	319,813	6,786,673
Disposition of property	-	—	22,594
Unrealised foreign exchange gains on intercompany loans	(269,022)	—	(827,843)
Write Back of Director Loan	-	—	(25,682)

Changes in assets and liabilities:
Decrease/(increase) in Accruals	160,328	320,408	146,346
Decrease/(increase) in prepaid expenses and Other Current Assets	(211,764)	(102,800)	(327,137)
Other Accounts Receivable	-	23,349	(1,743)
Decrease/(increase) in other Accounts Receivable			—
Increase (decrease) in Accounts Payable	(976,918)	(132,090)	1,556
Increase (decrease) in accrued payroll taxes	-	2,249	22,210

Net cash used in operations	(2,520,647)	(1,335,554)	(11,464,543)

Cash flows used by investing activities
Acquisition of HCGT Patent	-	—	(461,881)
Investment in Liquatech Pty Ltd	-	—	(8)
Disposal/(Acquisition) of equipment	(11,339)	(2,054)	(147,151)
Acquisition of intangible asset- license	-	(7,508)	(7,500)
Net cash used in investing activities	(11,339)	(9,562)	(616,540)

Cash flows from financing activities:
Issuance of common stock	2,535,484	347,281	11,864,568
Loan from shareholders (including note payable)	-	1,051,008	230,046
Principal repayment of finance lease	(3,546)	—	(8,324)
Deferred lease		(2,318)	46,703
Net cash from financing activities	2,531,938	1,395,971	12,132,993
Comprehensive gain/(loss) on translation	23,414	(39,366)	(20,464)
Net increase (decrease) in cash	23,366	11,489	31,446
Cash, beginning of period	8,080	5,517	—
Cash, end of period	$31,446	$17,006	$31,446

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental Disclosure of non-cash
Investing and financing activities:
Issuance of stock for intellectual property	$—	$—	$4,836,373
Issuance of stock for services	$398,178	$319,813	$6,786,673
Issuance of stock subscribed	-	-	50,000
Issuance of stock for acquisition of Methgen Inc.	-	-	496,405
Issuance of stock for CO2 License	-	-	6,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO JUNE 30, 2008
(UNAUDITED)

1.   INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc. and Methgen Limited, as of June 30, 2008, and for the six months ended June 30, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made that, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United Sates for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB.

2. ORGANIZATION AND HISTORY

EESTech, Inc. (the "Company"), a Delaware corporation, was incorporated on April 26, 2000.

On June 8, 2000, the Company acquired water purification technology, which removes impurities from water and improves quantity. The Company intends to sell or otherwise provide on a revenue-producing basis, systems, which will allow customers to purify water at the source. The Company has completed its prototype units and is in the process of marketing a commercial product.

The Company has been in the development stage since its inception, April 26, 2000. It is primarily engaged in raising capital and developing a marketable commercial water purification product.

EESTech Australia Pty Ltd. (a wholly-owned subsidiary) was formed in December 2002. EESTech Australia Pty. Ltd. worked with the Company to market the JetWater System in Australia.

Methgen Inc. and its wholly-owned subsidiary, Methgen Limited, were acquired in July 2006 and worked in tandem with the Company in marketing the Hybrid Coal and Gas Turbine System in the United States and China.

On July 25, 2007, for cash of $461,881, the Company completed the acquisition of the 50% interest that the Australian Government’s Research entity the Commonwealth Scientific and Industrial Research Organization (CSIRO) held in ComEnergy Pty Ltd. At the time of the acquisition ComEnergy Pty Ltd held the exclusive international license for the Hybrid Coal & Gas Turbine Technology (“HCGT”) from CSIRO. Subsequently, the Company achieved a post condition in the fourth quarter of the 2007 fiscal year that initiated the CSIRO transferring its rights and interests in the HCGT technology to EESTech Inc. As at the date of this filing CSIRO have signed a Deed of Assignment transferring all rights and ownership of the registration of Patents in 12 jurisdictions world wide. Consequently, the Company has valued the patents transferred to it from CSIRO as the payment made for the acquisition of the CSIRO’s interest in ComEnergy.

On August 2, 2007, the Company incorporated three wholly-owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at June 30, 2008, the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into the entities.

On September 24, 2007, the Company entered into a Share Swap Agreement with HTC Hydrogen Technologies Corp., a Canadian company (HTC), to enable EESTech Inc. to gain access to a technology for carbon catchment and storage (CCS). The Agreement involved the Company issuing 10 million shares of its common stock to HTC in exchange for it being issued all the capital in CO2 Technologies Pty Ltd, a special purpose company that holds the License to commercialize the CCS technology in The People’s Republic of China, India and Asia Pacific.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. Equipment recorded under capitalized leases totaled $54,930 at June 30, 2008 and December 31, 2007.

CAPITAL LEASE

The Company’s wholly-owned subsidiary, Methgen Limited, has entered into two leases in Australia, one for a motor vehicle and the other for a boiler. They are the subject of financial lease arrangements and are each for duration of 60 months.

INTELLECTUAL PROPERTY

The cost of the intellectual property acquired is being amortized on a straight-line basis over its useful life of 20 years. No amortization expense was charged to operations for the six months ended June 30, 2008 and 2007. An amount of $1,200,466 was charged through the period from inception to June 30, 2008. In relation to the intellectual property for the HCGT Patents The Company intends to amortize such intellectual property over 20 years, commencing in 2008. In relation to the CCS license it is a perpetual license with no definitive termination period. The Board has not at this time addressed the issue of an amortization program for this asset. The Company intends to make a decision, regarding further amortization during the 2008 fiscal year.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The Company has only used estimates for relatively minor accruals when it is not in possession of actual invoices after the balance date. The Company accounts for all its foreign subsidiaries on the same basis. Actual results could differ from those estimates.

INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized through future operations. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate closing exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the six months ended June 30, 2008 and 2007 was $23,414 and ($39,366), respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company is continuing to evaluate the commercial process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense. There have been no research and development expenses incurred in fiscal year 2007 or in the six months ended June 30, 2008. There have been no research and development costs incurred by the Company in relation to the HCGT technology or the CCS technology.

ADVERTISING EXPENSES

The Company has not incurred any advertising expense during the six months ended June 30, 2008, as it has focused on achieving marketable products. The board of directors does not have a defined policy at this stage regarding marketing and advertising expenses. However, it has identified those markets where it anticipates the most success, including, but not limited to, China, Australia and the United States. Marketing will be conducted on a direct basis.

VALUATION OF LICENCES AND PATENTS

The Company has acquired the patents for the HCGT technology and the license for the CCS technology. In both cases, the Company is of the opinion that the technologies are in an advanced stage that would facilitate their commercialization without further research and development. The value of these assets is based upon their respective purchase prices. The Company has concluded that both technologies have a market value as at June 30, 2008 that would be generated should they be disposed of. Consequently the Company does not consider them impaired.

On September 29, 2007, HTC entered into a CCS Technology License Agreement with CO2 Technologies (CO2) to grant to CO2, under all of HTC’s intellectual property licensing rights, an exclusive, perpetual non-restrictive, sub licensable, fully paid up License to use in People’s Republic of China, India and Asia Pacific (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, Philippines, Thailand and Japan).

Since the Company entered into the License Agreement, the Licensor (HTC) has successfully introduced the CCS technology internationally. The HTC market capitalization has risen from CAD$27.8 million to CAD$71.57 million on July 1, 2008. The Company believes that this may indicate market acceptance of the intrinsic value of the technology.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123(R). In determining stock-based compensation, the Company considers various factors in the calculation of fair value using the Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock-based compensation expense.  The Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period. There is no stock-based compensation expense for the six months ended June 30, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements . SFAS No. 157 provides accounting guidance on the definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS 157 is effective for the Company starting January 1, 2008 and did not have an impact on the Company as the Company does not have financial instruments subject to the expanded disclosure requirements of SFAS 157. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year delay of the effective date of FAS 157 as it relates to nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS 157 relating to nonfinancial assets and liabilities will be effective as of the beginning of the Company’s 2009 fiscal year.

Effective January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company’s financial statements as the Company did not elect the fair value option.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R revises the principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree, and the goodwill acquired in a business combination or gain from a bargain purchase. SFAS 141R also revises the principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 141R will have on its financial position or results of operations.

Also in December 2007, the FASB issued SFAS No. 160, “Non controlling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact, if any, that SFAS 160 will have on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that SFAS 161 will have on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements

4. GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustained significant losses, $22,178,949 and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

In July 2006, the Company acquired the exclusive license for North America to exploit the Hybrid Coal and Gas Turbine Technology (HCGT) for electricity generation by acquiring the common stock of Methgen, Inc. for 763,700 shares of common stock of the Company, which were valued at $496,405 based on the closing price of the shares on the date of acquisition. The Company’s acquisition included a license recorded by Methgen valued at $536,373. The Company believes that it may not be able to recover the carrying amounts of these assets and has charged income for impairment of the license.

On June 1, 2007, the Company acquired the balance of the equity it did not already hold in Liquatech Pty Ltd. (Liquatech). Through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd, it held a 50% interest in ComEnergy Pty Ltd. The remaining 50% was held by the Commonwealth Scientific & Industrial Research Organisation (CSIRO). As of June 30, 2008, Liquatech Turbine held no assets other than the shares in ComEnergy Pty Ltd. ComEnergy had not generated any revenues. Its intrinsic value related to its future income generation. Liquatech or Comenergy did not have any business as defined by SFAS141 and therefore the entities were not consolidated in the Company’s Accounts as at March 31, 2008.

On June 1, 2007, the Company acquired the 50% interest that CSIRO held in ComEnergy Pty Ltd for $461,881. ComEnergy holds an exclusive international license for the HCGT technology.

On September 24, 2007, the Company entered into a Share Swap Agreement with Canadian company HTC Hydrogen Technologies Corporation that provided for the Company to issue 10,000,000 shares of its common stock (valued as at settlement date at $6,000,000) to HTC in exchange for it receiving all the issued shares in CO2 Technologies Pty Ltd. CO2 Technologies holds the exclusive License for the commercialization of the Carbon Capture and Storage technology for The People’s Republic of China, India and East Asia. CO2 Technologies Pty Ltd is the holder of a License and did not have any business as defined by SFAS141. Therefore, the entity was not consolidated in the Company’s Accounts as at June 30, 2008.

On October 22, 2007, the Company satisfied a condition precedent to permit the CSIRO to assign the rights and ownership of patents for the HCGT technology. As at July 1, 2008, the formal Deed of Assignment for the Patents registered in 12 international jurisdiction has been executed and instructions are being issued to the Patent Attorney to register such assignments.

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

During the six months ended June 30, 2008, the Company issued 3,148,650 shares of common stock for cash proceeds of $2,535,484. The Company issued 660,670 shares of common stock, for services, to Directors, Officers and Consultants at the closing price on the date of issue of $398,179.

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

During the six months ended June 30, 2008, the shareholder loans were increased by $12,143.

8. SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net Loss for six months ended June 30	2008	$(1,747,021)	$115,109
	2007	$(1,258,889)	$(517,127)
Long lived assets (net)	2008	$6,479,316	$50,686
	2007	$6,469,389	$47,415

9. COMMITMENTS AND CONTINGENCIES

Power Supply Agreements
On September 5, 2007, the Company, on behalf of itself and its affiliates, entered into the HCGT Projects Power Purchase & Fuel Supply Agreement (the “Supply Agreement”) with Shanxi & Taiyuan (S&T), on S&T’s own behalf and on behalf of the following coal companies and bureaus domestic to the PRC (collectively, the “Groups”): Shanxi Taiyuan Xishan Coal Industries Group; Shanxi Datong Coal Industries Group; Shanxi Yangchuan Coal Industries Group; Shanxi Huozhou Coal Industries Group; Shanxi Lu-an coal Industries Group; Shanxi Jincheng Coal Industries Group; Hebei Fengfeng Coal Industries Group; Hebei Kailuan Coal Industries Group; Liaoning Fuxin Coal Industries Group; Ningxia Shenhua Tai-xi Coal Industries Group; Inner Mongolia Shenhua Wuda Coal Industries Group; and Inner Mongolia Baotou Coal Industries Group. As of September 5, 2007, neither the Company nor its affiliates had a material relationship with S&T or the Groups unrelated to the Supply Agreement.

The Supply Agreement represents agreed model terms and conditions upon which S&T will enter into Power Purchase & Fuel Supply Agreements. The agreed model terms provide for Power Purchase & Fuel Supply Agreements having a term of 20 years, and provides the specific volumes of low grade coal, low density methane gas, and fresh water (collectively, the “inputs”) that each of the Groups will deliver to the Company during the 20-year term of the Projects. The Supply Agreement also details the quality of each of the inputs to be delivered by each of the Groups. The Supply Agreement also obligates each of the groups to purchase 100% of the electric power generated by the Projects at that Group’s coal mining site, as well as the estimated amount of electric power to be delivered by each Project. Finally, the Supply Agreement sets forth the general rights and obligations of each of the Company, S&T, and the Groups with respect to the Projects’ sites and the delivery of the electricity generated by the Projects.

As at June 30, 2008, the Company does not have any quantifiable contingent liabilities as the supply agreements are only in “draft” form. It will not be until the actual Power purchase Agreements are entered into that formal commitments and contingencies will arise.

Other
On June 13, 2008 the Company entered into a Share Settlement Agreement, that amended the original agreements with Global Power and Water and Gregory Paxton dated July 3, 2006. The agreements was entered into in connection with the exchange of shares of the Company’s common stock for shares of Liquatech Pty Ltd. common stock. The Company is now obligated to issue 236,120 shares of the Company’s common stock. As at June 30, 2008, the actual issuance of the stock has been mutually deferred to mid July 2008.

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

Liquatech Pty Ltd

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

As the Company has now acquired the patents for the HCGT technology, it is no longer necessary to complete the acquisition of the remaining equity in Liquatech Pty Ltd. The Company is currently considering various options relating to its contractual obligations to Global Power and Water Pty Ltd and Greg Paxton and the need to complete the acquisition of the company’s issued capital.

ComEnergy Pty Ltd

On July 25, 2007, the Company completed the acquisition for cash (USD461,881) of the 50% interest that CSIRO held in ComEnergy Pty Ltd (ComEnergy), which at that time held the international Licence from CSIRO for the HCGT technology. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System (owned by EESTech) by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

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

In November 2007, the Company acquired a License from HTC Hydrogen Technologies Corp (“HTC”) to commercialize the Carbon Capture and Storage technology (CCS). The License allows the Company to commercialize the CCS technology in The People’s Republic of China, India and the Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand and Japan).

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

Liquatech Pty Ltd. is a holding company that operates its business through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd. As at December 31, 2007, Liquatech Turbine Pty Ltd. had transferred its 50% interest in ComEnergy Pty Ltd to EESTech Inc. ComEnergy Pty Ltd,. until September 2007, held the exclusive international marketing and production rights to the HCGT intellectual property. Following the transfer of the patents and other intellectual property associated with the HCGT technology to the Company, the licence held by ComEnergy Pty Ltd lapsed.

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

CO2 Technologies Pty Ltd

On November 29, 2007, the Company entered into a Share Swap Agreement for CO2 Technologies Pty Ltd and a CCS Technology Licence Deed with HTC Hydrogen Technologies Corp. This Agreement entitles EESTech to engage in the commercialization of the CCS technology in a number of territories including PRC, India, and Asia Pacific region (including Australia, New Zealand, Malaysia, Singapore, Brunei, Indonesia, the Philippines, Thailand, and Japan).

Product and Technology Solutions

The Company is currently engaged in promoting the commercialization of its three primary products: a Hybrid Coal and Gas Turbine, or HCGT, power plant; Carbon Capture and Storage and the JetWater System, all Economically and Environmentally Sustainable Technologies, to markets in Australia, PRC, South America, the United Arab Emirates and the United States. The HCGT system and the JetWater System have the capability to provide two different but compatible benefits, or value propositions, to customers. The Company believes that the CCS technology has the capability to offer a cost effective solution to managing carbon emissions.

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

Following the acquisition of the patent rights and complete ownership of this technology, the Company commenced testing JetWater. After completion of the independent testing of the process, it designed, constructed and commissioned a pilot unit with a capacity of 0.5Ml/d. JetWater that has been used to demonstrate the technology’s capabilities to potential customers who provide us with samples of their water which requires purification. The feedwater supplied is processed under operational conditions to determine whether JetWater can achieve the outcome sought by the potential customer. The JetWater System provides solutions to customers who wish to purify, desalinate or reuse water from a variety of sources. The Company believes that the JetWater System is particularly relevant to environmentally sensitive situations where the client would like to maximize fresh water recovery and minimize the volume of waste water. The JetWater System is based on a modular design. The production capacity of each module is 0.5 ML per day. The total system production capacity can be increased incrementally up to 5ML/d total production capacity, with 0.5, 1.0 and 1.5 ML per day being the most common system configurations. A 0.5 ML/d JetWater System is capable of providing potable water to a community of approximately 2,000 to 3,000 people. The JetWater System uses electrical power as its main energy supply.

The pilot unit has proved up the technology but, with the Company’s change in focus to the HCGT and CCS technologies, it has not actively pursued markets for the JetWater system. It has explored scope for JetWater to interface with the other two technologies as opposed to looking for stand alone applications. Consequently while the technology is capable of full commercialization it has not generated any sales revenues in the 2007 year.

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

The Company anticipates that this technology should significantly reduce the environmental impact of coal mining by lowering fugitive methane emissions from underground mines and reducing acid run-off and gaseous emissions from waste coal stockpiles. At the same time it should deliver potentially significant savings on power and waste coal management costs.

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

While the Company’s sales effort may include Australia and the United States its primary focus is going to be the People’s Republic of China (PRC) in the short to medium term .

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

HTC’s business is the development, aggregation and commercialization of proprietary technologies, relating to carbon dioxide (CO2) capture and storage and enhanced oil recovery utilizing captured CO2. These technologies have been acquired, licensed, developed internally and developed in partnership with the University of Regina and The International Test Centre for CO2 Capture, a leading centre of research for CO2 capture and storage.

The Company and HTC have signed Memoranda of Understandings (MOU) with two Chinese Coal and Power Groups and expect to sign MOUs with other Chinese coalmines for methane mitigation and the use of the C02 generated in the mitigation process for enhanced oil recovery. The Company believes that for these initiatives will form the cornerstone for the Company’s marketing and production activities in the PRC.

Over 12 years of CO2 Capture and Storage process development positions HTC as a leading provider of cost effective CO2 management systems utilising advanced solvent- based CO2 separation processes that can be scaled to meet the clean up requirements required by industry.

Market Overview

JetWater

The principal markets for the JetWater System are centered upon providing environmental solutions to problematic wastewater issues.

Specific applications examples include:

•	Mine sites (with surplus saline mine water and processing water);
•	Pulp mills and wood pulp products;
•	Mineral processing;
•	Power generation;
•	Food manufacture;
•	Municipal landfill leachate; and
•	Other water desalination processes (e.g..reverse osmosis).

The JetWater System facilitates zero liquid discharge and at the same time provides pure distilled water, which is suited to a range of applications including potable water supply, cooling tower makeup, industrial or mine reuse and even restoring environmental flows to natural water courses. In Australia alone, there are nearly 180 coal mines either operating, under construction or planned. Of these, the Company estimates that at least 30 mines have environmental issues associated with disposal or discharge of saline mine water. In the United States, there are environmental issues with acid mine leachate water causing environmental damage to thousands of miles of otherwise pristine river systems. The Company believes the JetWater System (in conjunction with our HCGT technology) could provide a permanent and environmentally sound solution to this problem.

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

In addition, the Company has also identified two particular and highly attractive market opportunities for JetWater, which we believe combine with the traditional market for MVC systems to form a much larger and exciting market potential. These two opportunities are the United Arab Emirates and the Persian Gulf Region and market synergies with the HCGT system. The Company believes that there are significant marketing synergies between the HCGT system and the JetWater System because of the overlap of the prospective client base for each of these technologies. However, specific marketing effort will not be devoted to these markets in the immediate short term unless there are strong commercial approaches.

HCGT

The HCGT technology has a number of applications both in Australia and internationally. It provides a capability to utilize vent air methane or coal mine methane with waste coal or biomass fuels. Each of these applications possesses significant capabilities in Australia and overseas. The World Energy Council reports biomass resources, excluding forest plantations and municipal solid waste, are potentially the world’s largest and most sustainable energy resource, a renewable resource comprising 220 billion oven-dry tonnes of annual primary production. Predicated upon the CSIRO research, the annual bio-energy potential is approximately 2900 EJ with 270 EJ being considered available on a sustainable basis and at competitive prices. The Company believes that the problem is not availability but the management and delivery of energy to those who need it. Agricultural biomass residues are a large and under-exploited potential energy resource, and present many opportunities for better utilization. Calculations in the mid-1990’s show that crop residues amounted to approximately 3.5 to 4 billion tonnes annually, with energy content representing 65 EJ, or equivalent to 12 billion barrels of oil. For biomass energy to have a future, the Company believs that it must be able to provide people with things they want, e.g. lighting, electricity, water pumping, etc. The Company believs that modern applications simply mean clean, convenient, efficient, reliable, economically and environmentally sustainable.

The Company intends to make the PRC its primary market focus because it considers this to be the most favourable source of unit sales. The Company has already negotiated three MOU’s and others are pending. The Company anticipates that these market efforts should provide the Company with a steady sales program over the next 3-5 years.

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

Utilization of CO2 for Enhanced Oil Recovery (EOR) is creating a rapidly developing market where depleted oil fields are suited to CO2 flooding. While a majority of existing EOR projects utilize naturally existing CO2 supplies, the future demand for use of anthropogenic sources of CO2 is forecasted to be significant.

The Company believes that these events are providing significant commercial opportunities for the deployment of carbon capture and storage technologies. While the market is in a formative stage, the majority of revenues are expected to come from advisory and consulting contracts to provide CO2 emitters with front end engineering and design services.

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

Financings

In order to raise funds necessary to complete tasks associated with the commercialization of the Company’s initial technology, JetWater System, the Company completed an offering pursuant to Regulation D at $1.00 per share for 997,000 shares of common stock solely to accredited investors. As of March 31, 2001, $997,000 was raised in the offering. In fiscal year 2002, the Company raised a total of $585,000 in a private placement at $1.00 per share. In fiscal year 2003 the Company borrowed $300,000 from its largest stockholder and raised $876,054 in a private placement at $1.50 per share. In fiscal year 2004, the company raised $617,127 from private placements. In fiscal year 2005, the Company raised $917,288 from private placements. In fiscal year 2006, the Company raised $936,823 from private placements. In fiscal year 2007, the Company raised $3,115,465 from private placements of common stock and the issuance of Convertible Notes and an Unsecured Convertible Loan. As at December 31, 2007 the Convertible instruments had all been converted into common stock.

In January 2008 the Company entered into a Subscription Agreement for the issuance of 2,500,000 shares at a strike price of $0.80. This raised an amount of $2,000,000.

During the six months ended June 30, 2008, the Company raised an additional $535,484 from several other private placements.

Plan of Operations for the Fiscal Year ended December 31, 2008.

The Company is pursuing opportunities in India for the commercialization of the HCGT and CCS technologies.

The Company has also been approached by entities in the PRC to conduct feasibility studies associated with the provision of the JetWater technology to remediate contaminated ground water in one of its provinces.

The component supply period for all these technologies is expected to be approximately 18 months with a further 5 months for construction and commissioning. The Company currently anticipates that progress payments from one or more international financiers will fund the project commitments without the need to have recourse to the Company. The strength of the anticipated projects is the power purchase agreements with the end user entities.

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

Net Loss. The Company’s net loss from inception (April 26, 2000) until June 30, 2008, was $22,178,949. The net loss for the three months ended June 30, 2008 and 2007 was $591,727 and $1,513,794 respectively and for the six months ended June 30, 2008, and 2007 was $1,631,912 and $1,776,016, respectively. The Net Loss for the three months and six months ended June 30, 2008 include Unrealised foreign exchange gains of $116,441 and $269,022 respectively. The accumulated loss to date includes a $4,836,373 loss on impairment of intellectual property, for the JetWater technology and goodwill.

General Administrative Expenses. The Company’s general administrative expenses from inception (April 26, 2000) until June 30, 2008 were $16,439,920. It’s general administrative expenses for the three months ended June 30, 2008 and 2007 were $714,746 and $1,514,817 respectively. During the quarter ended June 30, 2007 the company incurred $674,000 Consulting Fees, $590,000 Legal and Patent Fees and overseas travel $130,000 compared with $309,177 Consulting Fees and $205,363 Legal and Patent Fees for 2008. For the six months ended June 30, 2008 and 2007 the expenses were $1,913,550 and $1,777,258, respectively. The increase of $136,292in 2008 is spread across a range of cost classifications.
Research and Development Expenses. The Company’s research and development expenses from inception (April 26, 2000) until June 30, 2007 were approximately $1,200,466. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 in payments to Global Power & Water, Inc. and $103,000 in payments to other consultants. There were no research and development expenses for the six months ended June 30, 2008 and 2007.

Impairment loss on intellectual properties from inception (April 26, 2000) until June 30, 2007, was $4,836,373. During fiscal year 2006, the Company recorded an impairment loss on the acquisition of a license ($536,373) from Methgen Inc. There were no impairment losses for the six months ended June 30, 2008 and 2007.
Currently, there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. Management is pursuing other opportunities for CCS, JetWater, HCGT and other related technologies.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a cash balance of $31,446.

From the inception of the Company, through June 30, 2008, net cash used in operations of $11,464,543 and net cash used in investing activities of $616,540 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $11,864,568 and a loan from a shareholder in the amount of $230,046.

Working Capital Balance

As at June 30, 2008, the Company had a negative working capital balance of $149,905. This is reflective of the Shareholder loans of $235,200 These loans do not bear interest and have no repayment conditions hence they could be treated as subordinated debt (equity). This would result in the Working Capital balance being positive.

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

Going Concern Considerations

Management is cognizant of its obligations regarding the Going Concern Considerations of the Company. The directors monitor the financial obligations of the Company to help ensure that the Company is able to meet all its liabilities when they fall due.

Management believes that actions currently being taken to revise the funding requirements will allow the introduction of debt utilizing various financial instruments.

Off-Balance Sheet Arrangements

At June 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4 CONTROLS AND PROCEDURES

We carried out an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended March 31, 2008, the Company issued shares of its common stock in the following transactions:

Date Issued	Amount	Name of Stockholder	Cash/Services	Description of Transaction
April 11, 2008	$8,640	Steve Anderson	Services	Advisory Board Entitlement
April 11, 2008	$18,000	Euan Carlisle	Services	Consultancy Agreement entitlement
April 11, 2008	$18,000	Mark Woodruff	Services	Consultancy Agreement entitlement
April 14, 2008	$6,000	Australia Corporation Consulting Pty Ltd	Services	Consultancy Agreement entitlement
April 14, 2008	$10,000	M Bailey	Services	Consultancy Agreement entitlement
April 14, 2008	$4,800	M Bailey	Services	Director entitlement
April 14, 2008	$4,800	G Beeson	Services	Director entitlement
May 27, 2008	$1,560	Australia Corporation Consulting Pty Ltd	Services	Consultancy Agreement entitlement
Mar 27, 2008	$10,834	M Bailey	Services	Consultancy Agreement entitlement
May 27, 2008	$1,560	A Krem	Services	Advisory Board entitlement
May 27, 2008	$1,560	E Edwards	Services	Advisory Board entitlement
May 27, 2008	$1,560	G Harris	Services	Advisory Board entitlement
May 27, 2008	$1,560	S Symms	Services	Advisory Board entitlement
May 27, 2008	$1,560	S Anderson	Services	Advisory Board entitlement
May 27, 2008	$1,560	A Harris	Services	Advisory Board entitlementtf
May 27, 2008	$1,560	P McCafferty	Services	Advisory Board entitlement
May 27, 2008	$2,080	M Vecchio	Services	Consultancy entitlement
May 27, 2008	$476,592	Quicksilver Limited	Cash	Private Placement
June 17, 2008	$1,560	Australia Corporation Consulting Pty Ltd	Services	Consultancy Agreement entitlement
June 17, 2008	$10,834	M Bailey	Services	Consultancy Agreement entitlement

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

Dated: July 31, 2008.

EESTECH, INC.

By:	/s/ Murray Bailey
Name: Murray Bailey
Title: Chief Executive Officer

/s/Ian Hutcheson
Name: Ian Hutcheson
Title: Chief Financial Officer