Form 10-Q
period 2008-09-30
EESTech, Inc.
filed 2008-11-14
CIK 1138867

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-32863
EESTECH, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0922627 (I.R.S. Employer Identification No.)

1105 North Market Street, Suite 1300 Wilmington, Delaware, (Address of principal executive offices)	19801 (Zip Code)

Issuer’s telephone number (including area code): (302) 427 2360

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

The number of shares outstanding of the registrant’s common stock, $0.001 par value per share, was  41,897,682 at September 30, 2008.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$7,777	$8,079
Prepaid expenses and other current assets	229,631	114,355
Total Current Assets	$237,408	$122,434

HCGT Patent	461,881	461,881
Investment in Liquatech Pty Ltd	8	8
Property and equipment, net of accumulated depreciation	48,109	47,415
CO2 License	3,000,000	6,000,000
Intellectual property, net of amortization	7,500	7,500
Total Assets	$3,754,906	$6,639,238
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$358,297	$978,473
Accrued expenses	95,100	26,620
Capital lease	31,322	39,924
Shareholder loans	244,715	223,057
Total Current Liabilities	$729,434	$1,268,074

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,897,682 and 42,709,739 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	41,898	42,709
Additional paid-in capital	26,580,563	26,475,275
Deficit accumulated during development stage	(23,429,070)	(20,547,037)
Accumulated other comprehensive income	(167,919)	(599,783)
Total Stockholders' Equity	3,025,472	5,371,164
Total Liabilities and Stockholders' Equity	$3,754,906	$6,639,238

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		CUMULATIVE AMOUNTS FROM APRIL 26, 2000 TO SEPTEMBER 30,
	SEPTEMBER 30		SEPTEMBER 30,		2008
	2008	2007	2008	2007
Operating Expenses:
General administrative	$585,402	$1,834,111	$2,498,952	$3,611,369	$17,025,321
Write off of China Joint Venture Investment	-	419,805	-	419,805	477,252
Unrealised foreign exchange (gain)/loss	663,592	-	394,570	-	(164,251)
Research and development	-	-	-	-	1,200,466
Impairment loss on intellectual property	-	-	-	-	4,836,373
Total Operating Expenses	1,248,994	2,253,916	2,893,522	4,031,174	23,375,161
Loss from operations	(1,248,994)	(2,253,916)	(2,893,522)	(4,031,174)	(23,375,161)
Other income (expense)
Write back director’s loan	-	-	-	-	25,682
Interest income	19	2,446	14,237	4,014	54,023
Interest expense	(1,146)	(203,444)	(2,748)	(203,770)	(109,851)
Gain (loss) on disposition of assets	-	-	-	-	(22,594)
Provision for taxes	-	-	-	-	(1,169)
Net loss	$(1,250,121)	$(2,454,914)	$(2,882,033)	$(4,230,930)	$(23,429,070)

Loss per share	$(0.03)	$(0.13)	$(0.06)	$(0.23)

WWeighted average number of common shares outstanding	45,355,263	19,612,088	45,415,899	18,509,198

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

		Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Shares subscribed	Deficit accumulated during development stage	Accumulated other comprehensive income/(loss)	Total Stockholders' equity (deficit)
Balance at inception-April 26, 2000	—	$—	$—	$—	$—	$—	$—
Issuance of stock for intellectual property	4,000,000	4,000	—	—	—	—	4,000
Issuance of stock to directors	650,000	650	—	—	—	—	650
Net loss	—	—	—	—	(18,973)	—	(18,973)
Balance December 31, 2000	4,650,000	4,650	—	—	(18,973)	—	(14,323)
Issuance of stock for cash	997,000	997	996,003	—	—	—	997,000
Issuance of stock for intellectual property	1,000,000	1,000	999,000	—	—	—	1,000,000
Net loss	—	—	—	—	(1,638,743)	—	(1,638,743)
Balance December 31, 2001	6,647,000	6,647	1,995,003	—	(1,657,716)	—	343,934
Issuance of stock for cash	585,000	585	584,415	—	—	—	585,000
Net loss	—	—	—	—	(662,710)	—	(662,710)
Balance December 31, 2002	7,232,000	7,232	2,579,418	—	(2,320,426)	—	266,224
Issuance of stock for cash	583,985	584	875,470	—	—	—	876,054
Issuance of stock for services	50,000	50	189,950	—	—	—	190,000
Common stock subscribed	—	—	—	44,097	—	—	44,097
Net loss	—	—	—	—	(1,106,906)	—	(1,106,906)
Adjustment for foreign currency translation	—	—	—	—	—	23,637	23,637
Comprehensive loss	—	—	—	—	—	—	(1,083,269)
Balance December 31, 2003	7,865,985	7,866	3,644,838	44,097	(3,427,332)	23,637	293,106
Issuance of stock for intellectual property	1,000,000	1,000	3,299,000	—	—	—	3,300,000
Stock subscribed issued	29,398	29	44,068	(44,097)	—	—	—
Issuance of stock for cash	978,370	978	616,149	—	—	—	617,127
Issuance of stock for services	30,000	30	37,470	—	—	—	37,500
Common stock subscribed	—	—	—	890,230	—	—	890,230
Net loss	—	—	—	—	(5,159,117)	—	(5,159,117)
Adjustment for foreign currency translation	—	—	—	—	—	135,903	135,903
Comprehensive loss	—	—	—	—	—	—	(5,023,214)
Balance December 31, 2004	9,903,753	9,903	7,641,525	890,230	(8,586,449)	159,540	114,749
Issuance of stock for cash	3,845,638	3,845	1,853,673	(890,230))	—	—	967,288
Issuance of stock for note	588,235	588	299,412	—	—	—	300,000
Issuance of stock for services	78,784	79	97,759	—	—	—	97,838
Common stock subscribed (62,500 shares)	—	—	—	50,000	—	—	50,000
Net loss	—	—	—	—	(1,737,846)	—	(1,737,846)
Adjustment for foreign currency translation	—	—	—	—	—	(148,541)	(148,541)
Comprehensive loss	—	—	—	—	—	—	(1,886,387)
Balance December 31, 2005	14,416,410	14,415	9,892,369	50,000	(10,324,295)	10,999	(356,512)
Issuance of stock for cash	2,192,691	2,194	934,629	(50,000)	—	—	886,823
Issuance of stock for acquisition of Methgen Inc	763,700	764	495,641	—	—	—	496,405
Issuance of stock for services	622,627	623	540,602	—	—	—	541,225
Net loss	—	—	—	—	(1,873,231)	—	(1,873,231)
Adjustment for foreign currency translation	—	—	—	—	—	25,622	25,622
Comprehensive loss	—	—	—	—	—	—	(1,847,609)
Balance December 31, 2006	17,995,428	17,996	11,863,241	—	(12,197,526)	36,621	(279,668)
Issuance of stock for cash	8,224,322	8,224	3,107,241	—	—	—	3,115,465
Issuance of stock for services	6,489,989	6,489	5,514,793	—	—	—	5,521,282
Issuance of stock for license	10,000,000	10,000	5,990,000	--	--	--	6,000,000
Net loss	—	—	—	—	(8,349,511)	—	(8,349,511)
Adjustment for foreign currency translation	—	—	—	—	—	(636,404)	(636,404)
Comprehensive loss	—	—	—	—	—	—	(8,985,915)
Balance December 31, 2007	42,709,739	42,709	26,475,275	—	(20,547,037)	(599,783)	5,371,164
Issuance of stock for cash	3,148,650	3,149	2,532,335				2,535,484
Issuance of stock for services	1,039,293	1,040	567,953				568,993
Return of stock for License	(5,000,000)	(5,000)	(2,995,000)				(3,000,000)
Net loss	-	-	-	-	(2,882,033)	-	(2,882,033)
Adjustment for foreign currency translation						431,864	431,864
Comprehensive loss							(2,450,169)
Balance September 30, 2008 (Unaudited)	41,897,682	$41,898	$26,580,563	-	$(23,429,070)	$(167,919)	$3,025,472

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		CUMULATIVE AMOUNTS FROM INCEPTION (APRIL 26, 2000) THROUGH SEPTEMBER 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,882,033)	$(4,230,930)	$(23,429,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	13,420	19,898	82,239
Amounts credited to provisions	2,127	-	3,904
Impairment of intellectual property	-	-	4,836,373
Shares issued for services	568,993	324,063	6,957,487
Disposition of property	-	-	22,594
Unrealized foreign exchange gains on intercompany loans	394,569		(164,251)
Write Back of Director Loan	-	-	(25,682)
Write off of deposit for China joint venture	-	419,805	419,805
Adjustment of conversion option liability in excess of authorized shares	-	1,316,808	-
Amortisation of debt discount	-	138,143	-
Changes in assets and liabilities:
Decrease/(increase) in Accruals	67,196	45,928	53,213
Decrease/(increase) in prepaid expenses and Other Current Assets	(125,063)	(264,547)	(240,437)
Other Accounts Receivable	(144)	(234,403)	(1,886)
Deposit to escrow account for China joint venture	-	(419,805)	(419,805)
Decrease/(increase) in other Accounts Receivable
Increase (decrease) in Accounts Payable	(587,926)	397,398	390,548
Increase (decrease) in accrued payroll taxes	-	(19,307)	22,210
Net cash used in operations	(2,548,861)	(2,506,949)	(11,492,758)

Cash flows used by investing activities
Acquisition of HCGT Patent	-	-	(461,881)
Investment in Liquatech Pty Ltd	-	(8)	(8)
Investment in ComEnergy Pty Ltd	-	(261,091)	-
Disposal/(Acquisition) of equipment	(11,768)	(3,592)	(147,580)
Acquisition of intangible asset- license	-	(7,500)	(7,500)
Net cash used in investing activities	(11,768)	(272,191)	(616,969)

Cash flows from financing activities:
Issuance of common stock	2,535,484	614,675	11,864,568
Loan from shareholders (including note payable)	39,495	2,247,165	269,540
Principal repayment of finance lease	(5,212)	-	(9,990)
Deferred lease	-	(5,205)	46,703
Net cash from financing activities	2,569,767	2,856,635	12,170,821
Comprehensive gain/(loss) on foreign currency translation	(9,441)	(36,167)	(53,317)
Net increase (decrease) in cash	(303)	41,328	7,777
Cash, beginning of period	8,080	5,517	-
Cash, end of period	$7,777	$46,845	$7,777
Supplemental Disclosure of non-cash
Investing and financing activities:
Issuance of stock for intellectual property	$-	$-	$4,836,373
Issuance of stock for services	$568,993	$324,063	$6,957,487
Issuance of stock subscribed	-	-	50,000
Issuance of stock for acquisition of Methgen Inc.	-	-	496,405
Beneficial conversion feature of Notes		442,846
Conversion option liability in excess of authorized shares	-	1360,421	-
Return of stock for CO2 License	(3,000,000)	-	3,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EESTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
AND CUMULATIVE FROM INCEPTION APRIL 26, 2000 TO SEPTEMBER 30, 2008
(UNAUDITED)

1.	INTERIM FINANCIAL INFORMATION

The consolidated financial statements of EESTech, Inc. (the “Company”), and its wholly-owned subsidiaries EESTech Australia Pty Ltd., Methgen, Inc. and Methgen Limited, as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, and related footnote information are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made that, in the opinion of management, are necessary for a fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for any other interim period or any full year. The balance sheet at December 31, 2007, was derived from audited financial statements.

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 2007, included in the Company's Annual Report on Form 10-KSB.

2.	ORGANIZATION AND HISTORY

EESTech, Inc. (the "Company"), a Delaware corporation, was incorporated on April 26, 2000.

On June 8, 2000, the Company acquired the water purification technology, which removes impurities from water and improves the quantity of usable water. The Company proposes to sell directly or otherwise provide on a revenue-producing basis, systems, which will allow customers to purify water at the source. The Company has completed its prototype units and has the capability of marketing a commercial product. No additional research and development is required to fully commercialize the “JetWater” system.

The Company has been in the development stage since its inception, April 26, 2000. It has been primarily engaged in raising capital and developing a marketable commercial water purification product.

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

On August 2, 2007, the Company incorporated three wholly-owned subsidiaries, EESTech Technologies Pty Ltd, EESTech Research Pty Ltd and EESTech Commercial Pty Ltd. These entities have been established to manage the Company’s intellectual property assets. As at September 30, 2008, the subsidiaries had not engaged in any activities and none of the Company’s intellectual property had been transferred into the entities.

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

On September 3, 2008 HTC and EESTech agreed to amend the License Deed to commercialize the CCS Technology in The People's Republic of China, India and Asia Pacific to permit HTC to grant a worldwide license for the technology to two third parties, Doosan Babcock Energy Limited (“DBEL”), a company incorporated in England, and Doosan Heavy Industries & Construction Co., Ltd. (“DHI”), a company incorporated in Korea (the “Doosan License”). CO2 Technologies Pty Ltd will continue to have a non-exclusive License.

In consideration of the Company relinquishing its exclusive geographical rights HTC undertakes to return 5,000,000 of the Company’s shares to EESTech. These shares are proposed to be returned before December 31, 2008. In addition HTC and the Company have agreed to enter into a royalty sharing agreement in relation to any use by DBEL and DHI of the CCS Technology in the Territory as identified in the original License Agreement. DBEL and DHI are required to make a royalty payment to HTC for any plants that DBEL and DHI install in PRC, India and Asia Pacific. The Company will receive a royalty stream for a share of these payments.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. Equipment recorded under capitalized leases totaled $31,322 and $39,924 at September 30, 2008 and December 31, 2007, respectively.

CAPITAL LEASE

The Company’s wholly-owned subsidiary, Methgen Limited, has entered into two leases in Australia, one for a motor vehicle and the other for a boiler. They are the subject of financial lease arrangements and are each for duration of 60 months.

INTELLECTUAL PROPERTY

The cost of the intellectual property acquired is to be amortized on a straight-line basis over its useful life of 20 years. No amortization expense was charged to operations for the nine months ended September 30, 2008 and 2007. An amount of $1,200,466 was charged through the period from inception to June 30, 2006. In relation to the intellectual property for the HCGT Patents, the Company intends to amortize such intellectual property over 20 years. In relation to the CCS license it is a perpetual license with no definitive termination period. The Board has not at this time addressed the issue of an amortization program for this asset. The Company intends to make a decision, regarding further amortization during the last quarter of the 2008 fiscal year.

USE OF ESTIMATES

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The Company has only used estimates for accruals when it is not in possession of actual invoices after the balance date. The Company accounts for all its foreign subsidiaries on the same basis. Actual results could differ from those estimates.

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

NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standard (SFAS) No. 128 “Earnings Per Share,” the Company presents basic and diluted earnings per share for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, that would dilute earnings per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and payables. The estimated fair values of these instruments approximate their carrying value.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company's foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate closing exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain (loss) for the nine months ended September 30, 2008 was
$431,864 compared with the full year to December 31, 2007 of ($636,404) .

RESEARCH AND DEVELOPMENT COSTS

The Company is continuing to evaluate the commercial process of establishing the technological feasibility of its purchased water purification system. All costs incurred related to the purification system have been charged to expense. There have been no research and development expenses incurred in fiscal year 2007 or in the nine months ended September 30, 2008. There have been no research and development costs incurred by the Company in relation to the HCGT technology or the CCS technology in those periods either.

ADVERTISING EXPENSES

The Company has not incurred any advertising expense during the nine months ended September 30, 2008, as it has focused on achieving marketable products. The board of directors does not have a defined policy at this stage regarding marketing and advertising expenses. However, it has identified those markets where it anticipates the most success, including, but not limited to, China, Australia and the United States. Marketing will be conducted on a direct basis with key corporate and government agencies.

VALUATION OF LICENSES AND PATENTS

The Company has acquired the patents for the HCGT technology and the license for the CCS technology. In both cases, the Company is of the opinion that the technologies are in an advanced stage that would facilitate their commercialization without further research and development. The balance sheet value of these assets is based upon their respective purchase prices. The Company has concluded that both technologies have a market value as at September 30, 2008, that could be achieved, should they be disposed of. Consequently, the Company does not consider them impaired.

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

Since the Company entered into the License Agreement, the Licensor (HTC) has successfully introduced the CCS technology internationally. The HTC market capitalization has risen from CAD$27.8million to CAD$52.9 million on September 30, 2008. The Company believes that this may indicate market acceptance of the intrinsic value of the technology.

The directors of the Company have viewed the increase in the HTC market capitalization to have a complementary increase in the CCS License value. Hence the original value of USD6,000,000 is assessed as being commercial.

The Board concluded at the time of the negotiations that the geographical area covered by the CO2 License could reasonably represent 25% of the then perceived license value. Consequently the Company issued 10 million shares valued at USD0.60.

The Company further concluded that with its ability to interface the CCS technology with its own HCGT technology in the territories available under the CCS License would significantly enhance the revenue stream flowing to the Company.

As the License does represent a significant value of the Company’s assets, the board intends to obtain an independent valuation of the License before the end of the current fiscal year.

On September 3, 2008 HTC and EESTech agreed to amend the License Deed to permit HTC to grant a worldwide license for the technology to two third parties, Doosan Babcock Energy Limited (“DBEL”), a company incorporated in England, and Doosan Heavy Industries & Construction Co., Ltd. (“DHI”), a company incorporated in Korea (the “Doosan License”). CO2 Technologies Pty Ltd will continue to have a non-exclusive License.

Under the amended Agreement with HTC PurEnergy Inc, 5,000,000 shares valued at a price of USD0.60 are to be returned to the Company in exchange for it relinquishing its exclusive rights to exploit the CCS technology in China, India and South Asia. As the Agreement has been executed there is a contractual obligation for its completion and consequently the Company has recorded the transaction. The actual return of the certificate for 10,000,000 shares and the reissue of 5,000,000 shares is expected to be completed before December 31, 2008. In addition, HTC and the Company have agreed to enter into a royalty sharing agreement in relation to any use by DBEL and DHI of the CCS Technology in the Territory as identified in the original License Agreement. DBEL and DHI are required to make a royalty payment to HTC for any plants that DBEL and DHI install in PRC, India and Asia Pacific. The Company will receive a royalty stream for a share of these payments.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with SFAS 123(R). In determining stock-based compensation, the Company considers various factors in the calculation of fair value using the Black-Scholes pricing model. These factors include volatility, expected term of the options and forfeiture rates. A change in these factors could result in differences in the stock-based compensation expense.  The Company amortizes stock-based compensation expense on a straight-line basis over the requisite service period. There is no stock-based compensation expense for the nine months ended September 30, 2008 and 2007.

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

Effective January 1, 2008, the Company adopted SFAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of FAS 159 had no impact on the Company’s financial statements as the Company did not elect the fair value option.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the Consolidated Financial Statements.

4.	GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (April 26, 2000), sustaining significant losses, $23,429,070 through September 30, 2008, and has used capital raised through the issuance of stock to fund these activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity to accommodate both corporate and project requirements. The Company has completed a detailed Business Plan that it is using to engage in equity raisings from a number of investor sources. Whilst the Board considers these fundings to have strong potential, they cannot be absolutely certain. The company is seeking a staged funding for a total of USD7.8 million. If raised, these funds are expected to facilitate funding of the current strategic plan for the next 2-3 years.

Management believes that actions currently being taken to raise capital will allow the Company to continue its development stage operations. However, there can be no assurance that the necessary funds will be realized by securing debt or through stock offerings.

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

In addition, the Company entered into a five year agreement in June 2000 with Global to assist in the development of a workable prototype. The Company paid Global $80,000 per year until the marketable prototype was completed in 2002. The Company made annual payments of $100,000 until June 2005 when the agreement ran out and was not renewed. During the year ended December 31, 2005, the Company paid $50,000 under the agreement.

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

On June 1, 2007, the Company acquired the balance of the equity it did not already hold in Liquatech Pty Ltd. (Liquatech). Through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd, it held a 50% interest in ComEnergy Pty Ltd. The remaining 50% was held by the Commonwealth Scientific & Industrial Research Organisation (CSIRO). As of September 30, 2008, Liquatech Turbine held no assets other than the shares in ComEnergy Pty Ltd. ComEnergy had not generated any revenues. Liquatech or Comenergy did not have any business as defined by SFAS141 and therefore the entities were not consolidated in the Company’s Accounts as at September 30, 2008.

On June 1, 2007, the Company acquired the 50% interest that CSIRO held in ComEnergy Pty Ltd for $461,881. ComEnergy holds an exclusive international license for the HCGT technology. The shareholding in ComEnergy is now held directly by the Company (50%) and Liquatech Turbine Pty Ltd (50%). Liquatech Turbine Pty Ltd is a wholly owned subsidiary of the Company.

On September 24, 2007, the Company entered into a Share Swap Agreement with Canadian company HTC Hydrogen Technologies Corporation that provided for the Company to issue 10,000,000 shares of its common stock (valued as at settlement date at $6,000,000) to HTC in exchange for it receiving all the issued shares in CO2 Technologies Pty Ltd. CO2 Technologies holds the exclusive license for the commercialization of the Carbon Capture and Storage technology for The People’s Republic of China, India and East Asia. CO2 Technologies Pty Ltd is the holder of a License and did not have any business as defined by SFAS141. Therefore, the entity was not consolidated in the Company’s Accounts as at September 30, 2008.

On October 22, 2007, the Company satisfied a condition precedent to permit the CSIRO to assign the rights and ownership of patents for the HCGT technology. As at July 1, 2008, the formal Deed of Assignment for the Patents registered in 12 international jurisdiction has been executed and instructions are being issued to the Patent Attorney to register such assignments. The actual registration has not been completed as at September 30, 2008.

On September 3, 2008 HTC and EESTech agreed to amend the current License Deed to permit HTC to grant a worldwide license for the technology to two third parties, Doosan Babcock Energy Limited (“DBEL”), a company incorporated in England, and Doosan Heavy Industries & Construction Co., Ltd. (“DHI”), a company incorporated in Korea (the “Doosan License”). CO2 Technologies Pty Ltd will continue to have a non-exclusive License.

Under the amended Agreement with HTC PurEnergy Inc 5,000,000 shares valued at a price of USD0.60 are to be returned to the Company in exchange for it relinquishing its exclusive rights to exploit the CCS technology in China, India, South Asia and Australasia. As the Agreement has been executed there is a contractual obligation for its completion and consequently the Company has recorded the transaction. The actual return of the certificate for 10,000,000 shares and the reissue of 5,000,000 shares will be completed before December 31, 2008. In addition HTC and the Company have agreed to enter into a royalty sharing agreement in relation to any use by DBEL and DHI of the CCS Technology in the Territory as identified in the original License Agreement. DBEL and DHI are required to make a royalty payment to HTC for any plants that DBEL and DHI install in PRC, India and Asia Pacific. The Company will receive a royalty stream for a share of these payments.

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

During the year ended December 31, 2005, the Company issued 78,784 shares of common stock for services valued at the closing stock price on the date of issue of $97,838. The Company issued 1,840,750 shares of common stock for cash proceeds of $967,288, 2,004,888 shares of common stock that had been subscribed in 2004 for total proceeds of $890,230 and 588,235 shares of common stock for a note payable of $300,000.

During the year ended December 31, 2006, the Company issued 622,627 shares of common stock for services, valued as at the closing stock price on the date of issue of $541,225. The Company issued 2,192,691 shares of common stock for cash proceeds of $936,823 including 62,500 shares of common stock that had been subscribed in 2005 for $50,000. The Company issued 763,700 shares of common stock to acquire the licenses held by Methgen, Inc. valued at the closing stock price on the date of acquisition of $496,405.

During the year ended December 31, 2007, the Company issued 6,489,989 shares of common stock for services valued at the closing stock price on the date of issue of $5,521,282. The Company issued 8,224,322 shares of common stock for cash proceeds of $3,115,465. The Company issued 10,000,000 shares of common stock for the purchase of the License from HTC for the Carbon Capture and Storage technology valued at the closing stock price on the date of issue of $6,000,000.

During the nine months ended September 30, 2008, the Company issued 3,148,650 shares of common stock for cash proceeds of $2,535,484. The Company issued 1,039,293 shares of common stock, for services, to Directors, Officers and Consultants valued at the closing price on the date of issue of $568,993. Under the amended Agreement with HTC PurEnergy Inc 5,000,000 shares valued at a price of USD0.60 are to be returned to the Company in exchange for it relinquishing its exclusive rights to exploit the CCS technology in China, India, South Asia and Australasia. As the Agreement has been executed there is a contractual obligation for its completion and consequently the Company has recorded the transaction. The actual return of the certificate for 10,000,000 shares and the reissue of 5,000,000 shares will be completed before December 31, 2008.

7.	SHAREHOLDER LOANS

During the year ended December 31, 2005, the Company converted a shareholder loan of $300,000 into shares of common stock. The conversion ratio was the principal balance of the loan divided by the current market price of the Company’s common stock on the conversion date.

During the year ended December 31, 2005, the Company received additional loans from shareholders in an amount of $245,249. The loans bear no interest and are due on demand.

During the year ended December 31, 2006, additional shareholder loans were received in an amount of $29,970. These loans bear no interest and are due on demand.

During the year ended December 31, 2007, the shareholder loans were reduced by repayments of $52,162.

During the nine months ended September 30, 2008, the Company received additional loans from shareholders in an amount of $39,495.

8.	SEGMENT INFORMATION

The Company has adopted FAS Statement No. 131, “Disclosures about Segments of a Business Enterprise and Related Information.” The Company’s marketing and research and development activity is administered in two operating segments: United States and Australia.

		United States	Australia

Net loss for nine months ended September 30	2008	$(2,297,080)	$(584,953)
	2007	$(3,275,503)	$(955,427)
Long lived assets (net)	2008	$3,469,389	$48,109
	2007	$268,599	$51,771

9.	COMMITMENTS AND CONTINGENCIES

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

The Supply Agreement represents agreed model terms and conditions upon which S&T would enter into Power Purchase & Fuel Supply Agreements. The agreed model terms provide for Power Purchase & Fuel Supply Agreements having a term of 20 years, and provides the specific volumes of low grade coal, low density methane gas, and fresh water (collectively, the “inputs”) that each of the Groups will deliver to the Company during the 20-year term of the Projects. The Supply Agreement also details the quality of each of the inputs to be delivered by each of the Groups. The Supply Agreement also obligates each of the groups to purchase 100% of the electric power generated by the Projects at that Group’s coal mining site, as well as the estimated amount of electric power to be delivered by each Project. Finally, the Supply Agreement sets forth the general rights and obligations of each of the Company, S&T, and the Groups with respect to the Projects’ sites and the delivery of the electricity generated by the Projects.

While these agreements remain , as of September 30, 2008, the Company does not have any quantifiable contingent liabilities as the supply agreements are only in “draft” form. It will not be until the actual Power purchase Agreements are entered into formal commitments and contingencies will arise.

Other
On June 13, 2008, the Company entered into a Share Settlement Agreement, that amended the original agreements with Global Power and Water and Gregory Paxton dated July 3, 2006. The agreements was entered into in connection with the exchange of shares of the Company’s common stock for shares of Liquatech Pty Ltd. common stock. The Company is in dispute regarding to the issue of 236,120 shares of the Company’s common stock. As at September 30, 2008, the actual issuance of the stock has been mutually deferred to the final quarter of fiscal year 2008.

On August 4, 2008, the Company entered into a Project Development and Feasibility Agreement (the “Agreement”) with Datong Coal Mine Group (“Datong Coal”) in the People’s Republic of China (the “PRC”).

In the Agreement, the parties acknowledged that there is an opportunity to establish a project that will involve the use of vented coalmine methane and waste coal to deliver cleaner energy for mining operations. Methane has a global warming potential that is more damaging to the atmosphere than carbon dioxide, and the parties believe that by utilizing the Company’s Hybrid Coalmine Gas Technology (“HCGT”) to destroy coalmine methane the project contemplated by the Agreement has the ability to deliver significant environmental benefits to the PRC.

The parties intend for the project (the “project”) contemplated by the Agreement to establish a collaboration between the parties that will foster shared learning through the cross transfer of technologies and skill sets, that the parties hope will collectively advance and optimize the application of the HCGT to destroy coal mine methane that would otherwise be released into the atmosphere.

Datong Coal has agreed to work exclusively with the Company in relation to the project until the earlier to occur of 12 months following the date of the Agreement, the termination of the Agreement, or the execution of a binding agreement intended to supersede the Agreement. Further, Datong Coal has agreed to negotiate the terms of a Certified Emissions Reductions purchase agreement with the Company until the earlier of 12 months after the date of the Agreement or the Agreement’s termination or rescission.

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

EESTech Australia Pty Ltd.

In December 2002, a wholly-owned subsidiary of the Company, Aqua Dyne Australia Pty Ltd. (now EESTech Australia Pty Ltd.), was formed under the laws of Australia. EESTech Australia Pty Ltd. was formed to conduct the Company’s operations in Australia. Since then, a management and operations team has been assembled that includes experienced persons in the areas of product development, sales and marketing, project analysis and feasibility, quality and compliance, production and engineering, and office management.

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

ComEnergy Pty Ltd

On July 25, 2007, the Company completed the acquisition for cash ($461,881) of the 50% interest that CSIRO held in ComEnergy Pty Ltd (ComEnergy), which at that time held the international license from CSIRO for the HCGT technology. The HCGT technology involves the burning of vented air methane and/or coal mine methane along with waste coal to drive a gas or steam turbine. The technology also enables the burning of a range of biomass products. We believe there are opportunities for synergy between the HCGT technology and the JetWater System (owned by EESTech) by operating as a “closed circuit” to produce electricity and use desalinated ground water for turbine cooling.

As ComEnergy has not begun any commercial operations since the date of acquisition and its sole activity has been as the holder of the international license for the HCGT technology from the CSIRO, the Company has concluded that it has acquired an asset, not a business. Consequently, the Company has not consolidated the accounts of ComEnergy.

ComEnergy Pty Ltd. held the exclusive international marketing and production licence to the HCGT technology issued by the CSIRO. Following the completion of an agreement by EESTech Inc with CSIRO the license, held by ComEnergy from CSIRO, was terminated. EESTech Inc currently holds the patent ownership and all rights to the HCGT technology. The Company considers that the amount of $461,881 represents the value attributable to the HCGT Patents acquired from the CSIRO as part of the conditions of acquiring the CSIRO interest in ComEnergy.

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

On September 3, 2008 HTC and EESTech agreed to amend the current License Deed to permit HTC to grant a worldwide license for the technology to two third parties, Doosan Babcock Energy Limited (“DBEL”), a company incorporated in England, and Doosan Heavy Industries & Construction Co., Ltd. (“DHI”), a company incorporated in Korea (the “Doosan License”). CO2 Technologies Pty Ltd will continue to have a non-exclusive License.

Under the amended Agreement with HTC PurEnergy Inc, 5,000,000 shares valued at a price of USD0.60 are to be returned to the Company in exchange for it relinquishing its exclusive rights to exploit the CCS technology in China, India and South Asia. As the Agreement has been executed there is a contractual obligation for its completion and consequently the Company has recorded the transaction. The actual return of the certificate for 10,000,000 shares and the reissue of 5,000,000 shares is expected to be completed before December 31, 2008. In addition, HTC and the Company have agreed to enter into a royalty sharing agreement in relation to any use by DBEL and DHI of the CCS Technology in the Territory as identified in the original License Agreement. DBEL and DHI are required to make a royalty payment to HTC for any plants that DBEL and DHI install in PRC, India and Asia Pacific. The Company will receive a royalty stream for a share of these payments.

EESTech Technologies Pty Ltd:

On August 2, 2007, this company was incorporated. This entity is proposed to be the holder of all the company’s technology, intellectual property, trade marks and copyright. It will license the intellectual property to EESTech Commercial Pty Ltd to interface with international project proponents in the use of the technologies.

EESTech Commercial Pty Ltd:

This entity was incorporated on August 2, 2007. This entity is proposed to be the holder of licences for the commercialisation and marketing of the technologies held by EESTech Technologies Pty Ltd. The Company will issue sub-licences to project proponents and will in turn receive licence fees.

EESTech Research Pty Ltd:

This entity was incorporated on August 2, 2007. This entity is proposed to be engaged in the research and development to enhance the technologies controlled by EESTech Technologies Pty Ltd.

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

Liquatech Pty Ltd.

On July 3, 2006, the Company entered into a Share Sale Agreement with Global Power and Water, Inc. and Liquatech Pty Ltd. and a Share Sale Agreement with Gregory Paxton and Liquatech Pty Ltd. Under the agreements, the Company will acquire a 58% interest in Liquatech Pty Ltd. In accordance with the terms and conditions of the agreements, the Company will issue 999,268 shares of its common stock to Greg Paxton, a consultant to the Company’s Research & Development Division, and 552 shares of its common stock to Global Power and Water, Inc. In exchange, the Company will receive 999,820 shares of common stock of Liquatech Pty Ltd. There is a matter of dispute that has resulted in the company’s potential obligation to be reduced to 236,120. However there continues to be a negotiation that may lead to the termination of the balance of the obligation.

Liquatech Pty Ltd. is a holding company that operates its business through its wholly-owned subsidiary, Liquatech Turbine Pty Ltd. As at December 31, 2007, Liquatech Turbine Pty Ltd. had transferred its 50% interest in ComEnergy Pty Ltd to EESTech Inc. ComEnergy Pty Ltd,. until September 2007, held the exclusive international marketing and production rights to the HCGT intellectual property. Following the transfer of the patents and other intellectual property associated with the HCGT technology to the Company, the license held by ComEnergy Pty Ltd lapsed.

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

On September 3, 2008 HTC and EESTech agreed to amend the CCS Technology License Deed to permit HTC to grant a worldwide license for the technology to two third parties, Doosan Babcock Energy Limited (“DBEL”), a company incorporated in England, and Doosan Heavy Industries & Construction Co., Ltd. (“DHI”), a company incorporated in Korea (the “Doosan License”). CO2 Technologies Pty Ltd will continue to have a non-exclusive License.

Under the amended Agreement with HTC PurEnergy Inc, 5,000,000 shares valued at a price of USD0.60 are to be returned to the Company in exchange for it relinquishing its exclusive rights to exploit the CCS technology in China, India and South Asia. As the Agreement has been executed there is a contractual obligation for its completion and consequently the Company has recorded the transaction. The actual return of the certificate for 10,000,000 shares and the reissue of 5,000,000 shares is expected to be completed before December 31, 2008. In addition, HTC and the Company have agreed to enter into a royalty sharing agreement in relation to any use by DBEL and DHI of the CCS Technology in the Territory as identified in the original License Agreement. DBEL and DHI are required to make a royalty payment to HTC for any plants that DBEL and DHI install in PRC, India and Asia Pacific. The Company will receive a royalty stream for a share of these payments.

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

The JetWater System technology was acquired from Global Power & Water, Inc., a Nevada corporation (“Global”), a corporation controlled by Greg Paxton, the co-inventor of the JetWater System, for 4,000,000 shares of common stock of the Company. The agreement also called for Global to receive an additional 1,000,000 shares after the JetWater System passed an independent test proving the technology and another 1,000,000 shares when Global produced a fully working prototype that would be ready for large scale production and deployment in commercial applications. The final 1,000,000 shares were issued in the first quarter of 2004. A total of 6,000,000 shares have been issued pursuant to the Global agreement. In addition to selling to us all rights, ownership and interest in the JetWater System, Greg Paxton, the inventor and principal shareholder of Global assigned the rights to any improvements he may make in the technology in the future. Mr. Paxton and Global have also agreed to continue on an ongoing basis to perform engineering and technical support services exclusively for the Company. The Company agreed to pay Global $80,000 per year until a working prototype was developed. After the prototype was developed the annual payments increased to $100,000 per year. The agreement expired in June 2005 and was not renewed.

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

In the near-term, the Company intends to target markets where the major depleting oil and gas fields are situated, namely China, North America and Northern Europe, and the Middle East.

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

The Company owns the rights and title to the intellectual property for the HCGT technology having acquired same in the second half of 2007 from one of the Australian Government’s Scientific and Industrial Research entities. This includes a Combustion Apparatus based upon Australian Provisional Patent Application 2006907028

The Company has acquired an exclusive license for the Carbon Capture and Storage technology from Hydrogen Technologies Corporation for commercialization in The Peoples’ Republic of China, India and Asia Pacific.

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

During the nine months ended September 30, 2008, the Company raised an additional $535,484 from several other private placements.

Plan of Operations for the Fiscal Year ending December 31, 2008.

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

Net Loss. The Company’s net loss from inception (April 26, 2000) until September 30, 2008, was $23,429,070. The net loss for the three months ended September 30, 2008 and 2007 was $1,250,121 and $2,454,914, respectively, and for the nine months ended September 30, 2008, and 2007 was $2,882,033 and $4,230,930, respectively. The net loss for the three months ended September 30, 2008 include unrealised foreign exchange losses of $663,592. The accumulated loss to date includes a $4,836,373 loss on impairment of intellectual property, for the JetWater technology and goodwill.

General Administrative Expenses. The Company’s general administrative expenses from inception (April 26, 2000) until September 30, 2008 were $17,025,321. It’s general administrative expenses for the three months ended September 30, 2008 and 2007 were $585,402 and $1,834,111 respectively. During the quarter ended September 30, 2008 the company incurred $335,336 consulting fees and $150,576 legal and patent fees compared with $973,603 consulting fees and $485,416 legal and patent fees for the same period in 2007. For the nine months ended September 30, 2008 and 2007, the expenses were $2,498,952 and $3,611,369, respectively. The decrease of $1,112,417 in 2008 is as a result of decreases in consulting and legal fees.

Research and Development Expenses. The Company’s research and development expenses from inception (April 26, 2000) until September 30, 2008 were approximately $1,200,466. All costs were related to the process of establishing the technological feasibility of the water purification system and consisted of approximately $697,000 for purchases of materials and equipment to develop a prototype of the water purification machine, $400,000 in payments to Global Power & Water, Inc. and $103,000 in payments to other consultants. There were no research and development expenses for the nine months ended September 30, 2008 and 2007.

Impairment loss on intellectual properties from inception (April 26, 2000) until September 30, 2008, was $4,836,373. There were no impairment losses for the nine months ended September 30, 2008 and 2007.
Currently, there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts. Management is pursuing other opportunities for CCS, JetWater, HCGT and other related technologies.

Liquidity and Capital Resources

As of September 30, 2008, the Company had a cash balance of $7,777. This has been increased with additional funds since the balance sheet date of $100,000.

From the inception of the Company, through September 30, 2008, net cash used in operations of $11,492,759 and net cash used in investing activities of $616,969 were financed almost entirely by the issuance of shares of common stock in various private placements for a total of $11,864,568 and a loan from a shareholder in the amount of $269,540.

Working Capital Balance

As at September 30, 2008, the Company had a negative working capital balance of $492,026. This is reflective of the Shareholder loans of $244,715. These loans do not bear interest and have no repayment conditions hence they could be treated as subordinated debt (equity).

Additional Equity/Debt Financings

The Company has a “burn rate” that requires funding from either new equity raises and or debt. The Company had carried out this activity over the past 4 years on a planned funding approach. The Board is engaged in a strategy to continue to raise equity or use debt instruments to meet its funding needs. The Company is working on expanding its funding sources, including the United Kingdom, United States and the PRC

Going Concern Considerations

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

Off-Balance Sheet Arrangements

At September 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be disclosed in our reports under the Securities Exchange Act of 1934. In addition based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting that occurred during the six months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarterly period ended September 30, 2008, the Company issued shares of its common stock in the following transactions:

Date Issued	Amount	Name of Stockholder	Cash/Services	Description of Transaction
July 1 2008	28,000	Montrose Partners LLP	Services	Consulting Fees
July 7, 2008	243	Global Power and Water	Services	Consulting Fee
July 7, 2008	103,650	Gregory Paxton	Services	Consulting Fee
July 7, 2008	1,320	Australia Corp. Consulting Pty Ltd	Services	Consulting Fee
July 7, 2008	9,167	Murray Bailey	Services	Consulting Fee
July 7, 2008	2,200	Gaylord Beeson	Services	Director Entitlement
July 7, 2008	2,200	Murray Bailey	Services	Director Entitlement
Sept. 3, 2008	-3,000,000	HTC PurEnergy Inc	Services	As per Agreement dated Sept 3, 2008
Sept. 11, 2008	1,050	Australia Corporation Consulting	Services	Consulting Fee
Sept. 11, 2008	1,050	Australia Corporation Consulting	Services	Consulting Fee
Sept. 11, 2008	7,292	Murray Bailey	Services	Consulting Fee
Sept. 11, 2008	7,292	Murray Bailey	Services	Consulting Fee
Sept. 11, 2008	1,050	Alex Krem	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Eryl Edwards	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Graham Harris	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Anthony Harris	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Steve Anderson	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Steve Symms	Services	Advisory Board Entitlement
Sept. 11, 2008	1,050	Paul McCafferty	Services	Advisory Board Entitlement
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

Dated: November 13, 2008.

EESTECH, INC.

By:	/s/ Murray Bailey
Name: Murray Bailey Title: Chief Executive Officer

/s/ Ian Hutcheson
Name: Ian Hutcheson Title: Chief Financial Officer