Form 10-Q
period 2023-03-31
EESTech, Inc.
filed 2023-05-15
CIK 1138867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-32863

EESTech, Inc

(Exact name of registrant as specified in its charter)

Delaware	33-0922627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 417, 241 Adelaide Street, Brisbane, 4000, Australia

(Address of principal executive offices and zip code)

(061) 417 079 299

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2023, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 274,331,884.

TABLE OF CONTENTS

TRADEMARKS AND REFERENCES	i
PART I. FINANCIAL INFORMATION
Item 1. Condensed Interim Consolidated Financial Statements.	1
● Condensed Consolidated Interim Balance Sheets at March 31, 2023 and December 31, 2022 (Unaudited)	1
● Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and March 31, 2022 (Unaudited)	2
● Condensed Consolidated Interim Statement of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2023 and March 31, 2022 (Unaudited)	3
● Condensed Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022 (Unaudited)	4
● Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4. Controls and Procedures.	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	21
Item 1A. Risk Factors.	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities.	27
Item 4. Mine Safety Disclosures.	27
Item 5. Other Information.	27
Item 6. Exhibits.	27
SIGNATURES	28

TRADEMARKS AND REFERENCES

“EESTech, Inc.” and other trademarks or trade names of EESTech appearing in this report are our property. Solely for convenience, trademarks and trade names referred to in this report – including but not limited to ThermaSand, ThermaPrills, and Inductosmelt – may appear without the ® or ™ symbol, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks and trade names.

Our reporting currency is the U.S. dollar. Unless otherwise expressly stated or the context otherwise requires, references in this report to “dollars” or “$” or “US$” mean U.S. dollars, and references to A$ mean Australian dollars.

Any reference in this report to “tonne” denotes a metric ton, which differs from a U.S. ton.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

(Unaudited)

	Note	MARCH 31,	DECEMBER 31,
		2023	2022
		$	$
ASSETS

Current assets:
Cash		340,380	642,456
Prepaid expenses		68,858	17,834
Other receivables	3	28,472	17,644
Total current assets		437,710	677,934

OTHER NON-CURRENT ASSETS
Property and equipment, net	4	54,475	31,978
Total non-current assets		54,475	31,978

Total assets		492,185	709,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	5	364,425	317,772
Accrued expenses	6	164,281	224,903
Total current liabilities		528,706	542,675

Stockholders’ equity (deficit):
Common Stock, $0.001 par value, 450,000,000 shares authorized; and 273,631,884 shares issued and outstanding at March 31, 2023 and 273,289,914 as at December 31, 2022, respectively		274,807	274,465
Additional paid-in capital		38,362,040	38,323,704
Accumulated deficit		(36,000,095)	(35,773,722)
Accumulated comprehensive loss		(1,570,499)	(1,569,183)
Total stockholders’ equity attributable to EESTech Inc.		1,066,253	1,255,264
Non-Controlling Interest in Subsidiaries		(1,102,774)	(1,088,027)
Total stockholders’ equity (deficit)		(36,521)	167,237

Total liabilities and stockholders’ equity		492,185	709,912

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

		FOR THE THREE MONTHS	FOR THE THREE MONTHS
		ENDED	ENDED
		MARCH 31,	MARCH 31,
		2023	2022
		$	$
Revenue recognized from contracts with customers	9	120,340	13,861

Operating expenses:
General administrative		(361,460)	(281,850)
Total operating expenses		(361,460)	(281,850)

Loss from operations		(241,120)	(267,989)

Other income (expense):
Unrealized FX gain/(loss) on translation		—	—
Net loss		(241,120)	(267,989)

Other comprehensive loss:
Other comprehensive loss, net of tax		(1,316)	(16,142)

Total comprehensive loss		(242,436)	(284,131)

Net loss is attributable to:
Owners of EESTech, Inc.		(226,373)	(296,645)
Non-Controlling Interests		(14,747)	28,656

Total comprehensive loss for the year is attributable to:
Owners of EESTech, Inc.		(227,689)	(312,787)
Non-Controlling Interests		(14,747)	28,656

Net loss per share		(0.001)	(0.001)

Weighted average number of common shares outstanding – basic and diluted		273,429,100	240,490,189

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock			Deficit accumulated during development stage	Accumulated other comprehensive loss	Total Stockholders’ equity (deficit) attributable to EESTech Inc.	Non- Controlling Interests in Subsidiaries	Total equity (deficit)
	Shares issued Par	Par Value $0.001	Additional paid-in capital
	No.	$	$	$	$	$	$	$
Balance December 31, 2021	239,001,760	240,175	36,947,291	(34,682,133)	(1,550,394)	(954,939)	(997,577)	(42,638)

Issuance of stock for Cash	8,701,246	8,701	339,349	—	—	348,050	—	348,050
Issuance of stock for Services	616,250	616	15,353	—	—	15,969	—	15,969

Net Loss	—	—	—	(296,645)	—	(296,645)	28,656	(267,989)
Adjustment for foreign currency translations	—	—	—	—	(16,142)	(16,142)	—	(16,142)
Balance March 31, 2022	248,319,256	249,492	37,301,993	(34,978,778)	(1,566,536)	1,006,171	(968,921)	37,250

Balance December 31, 2022	273,289,914	274,465	38,323,704	(35,773,722)	(1,569,183)	1,255,264	(1,088,027)	167,237
Issuance of stock for Cash	191,970	192	25,646	—	—	25,838	—	25,838
Issuance of stock for Services	150,000	150	12,690	—	—	12,840	—	12,840

Net Loss	—	—	—	(226,373)	—	(226,373)	(14,747)	(241,120)
Adjustment for foreign currency translations	—	—	—	—	(1,316)	(1,316)	—	(1,316)
Balance March 31, 2023	273,631,884	274,807	38,362,040	(36,000,095)	(1,570,499)	1,066,253	(1,102,774)	(36,521)

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		FOR THE THREE MONTHS ENDED MARCH 31, 2023	FOR THE THREE MONTHS ENDED MARCH 31, 2022
		$	$
Cash flows from operating activities:

Net loss		(241,120)	(267,989)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4	5,138	3,301
Shares issued for services and settlement of liabilities	7	12,840	15,969

Changes in assets and liabilities:
Increase/(Decrease) in accruals		(60,622)	17,301
Increase in other receivables		(10,828)	6,600
Decrease in prepaid expenses		(51,024)	18,128
Increase in accounts payable		46,653	7,477
Net cash used in operations		(298,963)	(199,213)

Cash flows used by investing activities:
Acquisition of plant and equipment	4	(27,926)	(427)
Investment in EESTech Europe		(1)	—
Net cash used by investing activities		(27,927)	(427)

Cash flows from financing activities:
Issuance of common stock	7	25,838	348,050
Loan repaid to shareholder		—	(21,539)
Net cash from financing activities		25,838	326,511

Comprehensive gain (loss) on translation	7	(1,024)	(16,882)
Net increase/(decrease) in cash		(302,076)	109,989
Cash, beginning of period		642,456	416,811
Cash, end of period		340,380	526,800

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services and extinguishment of debt		12,840	15,969

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

(a) Organization and nature of operations

EESTech, Inc and subsidiaries (the “Company,” “we,” or “our”) promotes economically and environmentally sustainable technologies to the world’s mining and minerals processing industry. The Company has developed waste management solutions that enables the recycling of mine site waste and process slag to recover targeted materials of value. EESTech believes its process capabilities and technologies will deliver a paradigm shift in how mineral resources are processed.

The Company’s mineral processing capabilities have been developed to significantly reduce cost, increase productivity, reduce energy requirements, eliminate polluting leachates, transform hazardous waste liabilities into products of value with zero-waste outcomes, and significantly reduce the carbon footprint of mineral resource processing.

●	The Company was formed on 26th April, 2000 as a Delaware corporation, File number 3218311 as Aquadyne Inc. On the 26th June 2006 the name of the Company was changed to EESTech Inc.

●	EESTech Australia Pty Ltd, ACN 103 011 696, was registered on 2nd December 2002. EESTech Inc. holds 73% with Albatross Equity Investments Limited Holding 27%.

●	EESTech Inc Limited, incorporation number 6341030, New Zealand, was incorporated on 19th June 2017 and is 100% owned by EESTech Inc.

●	EESTech Management Services (Pty) Ltd, number 2016 / 410087 / 07 South Africa, was registered on the 20th September 2016 and is 100% owned by EESTech Inc Limited.

●	E’Prime Alloys LLC, ID 2019-000867434, was registered on 23rd September 2019 and is 100% owned by EESTech Inc.

●	Environmental Management Solutions LLC, File number 5324412, was formed on 11th July 2013 and is 100% owned by EESTech Inc.

●	EESTech Europe Holdings B. V., RSIN 863725144 was registered on 10th March 2022 and is 100% owned by EESTech Inc.

(b) Basis of Preparation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, the Company believes that the disclosures made are adequate to make that information not misleading. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in our Form 10 filed with the SEC on March 15, 2023. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the consolidated financial statements are issued.

The Company has incurred significant losses since inception and expects to continue to incur losses as we advance our tests and development of technologies. The Company had an accumulated deficit of $36.0 million at March 31, 2023. Although the Company historically has sold equity for raising working capital from a number of investor sources, on an as and when needed basis, there is no assurance that any additional equity offerings, debt financings, or other non-dilutive third-party funding will be available to us on acceptable terms or at all.

The above conditions give rise to a material uncertainty which may cast substantial doubt on the Company’s ability to continue as a going concern.

Notwithstanding the above, management of the Company considers it appropriate to prepare the financial statements on a going concern basis after having regard to the Company being award a 10+year contract with Samancor in 2019 and having completed a number of commercial work orders for its services with Sasol as the parties continue to work on pre-contract trials. The Company expects in the near future it will no longer be required to raise working capital through equity placements as the Company will have reached a market point where cash flows will be realized through its commercial and operational activities.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Should the Company be unable to continue as a going concern, it may be required to realize its assets and liabilities other than in the ordinary course of business, and at amounts that differ from those stated in the financial statements. These financial statements do not give effect to any adjustments, which could be necessary, should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business, and at amounts different from those reflected in the financial statements.

COVID-19

The rapid global spread of the COVID-19 virus since December 2019 has affected production and sales, and disrupted supply chains across a range of industries. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency.

To date, the primary impact of COVID-19 experienced by the Company was a delay in the Environmental Impact Assessment (EIA) for the Samancor project completion and approval, which took more than one year rather than the typical few months. EESTech Inc do not anticipate any further future impact from COVID-19 on the Company’s operations and financial performance.

Where there have been supply chain logistics and production delays from factory shutdowns by suppliers during COVID-19, which have had an ongoing impact, the Company has extended expected delivery timelines within its scope of works and construction timeframes to offset the possible impact of any future delays.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The financial statements have been consolidated with the parent company and all inter-company transactions and balances have been eliminated in consolidation.

The acquisition of subsidiaries is accounted for using the acquisition method of accounting. A change in ownership interest, without the loss of control, is accounted for as an equity transaction, where the difference between the consideration transferred and the book value of the share of the non-controlling interest acquired is recognized directly in equity attributable to the parent.

Non-controlling interest in the results and equity of subsidiaries are shown separately in the statement of operations and comprehensive loss, statement of financial position and statement of changes in equity of the consolidated entity.

Losses incurred by the consolidated entity are attributed to the non-controlling interest in full, even if that results in a deficit balance.

(b) Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with US GAAP requires management to make certain judgements, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company has only used estimates for useful lives for depreciation, deferred income tax assets and liabilities and relatively minor accruals when they are not in possession of actual invoices after the balance date. The Company accounts for all its foreign subsidiaries on the same basis. Actual results could differ from those estimates.

(c) Revenue Recognition

Revenue in EESTech currently relates to the ongoing R&D process with Sasol as EESTech has taken on testing of excess fine coal agglomeration.

Revenues are recognized when the control of the promised goods and services are transferred to a customer in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

The Company applies the five following steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its arrangements:

●	Identify the contract with the customer,

●	Identify the performance obligations in the contract,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Determine the transaction price,

●	Allocate the transaction price to performance obligations in the contract, and

●	Recognize revenue as the performance obligation is satisfied.

The Company estimates the transaction price, including variable consideration, at the commencement of the contract and recognizes revenue over the contract term, rather than at a point in time.

(d) Goods and Services Tax (“GST”) and other similar taxes

Revenues, expenses and assets are recognized net of the amount of associated GST, unless the GST incurred is not recoverable from the tax authority. In this case it is recognized as part of the cost of the acquisition of the asset or as part of the expense.

Receivables and payables are stated inclusive of the amount of GST receivable of payable. The net amount of GST recoverable from, or payable to, the tax authority is included in other receivables or other payables in the statement of financial position.

Cash flows are presented on a gross basis. The GST components of cash flows arising from investing or financing activities which are recoverable from, or payable to the tax authority, are presented as operating cash flows.

Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the tax authority.

(e) Cash

Cash includes short-term investments that are readily convertible into cash with original maturities of three months or less.

(f) Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

(g) Borrowings

Loans and borrowings (including to related parties) are initially recognized at the fair value of the consideration received, net of transaction costs.

(h) Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that Australia is the Company’s only major tax jurisdiction.

(i) Net Loss per Share

Net loss per share is calculated pursuant to the two-class method as defined in FASB ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of loss per share pursuant to the two-class method.

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock equivalents outstanding for the period determined using the treasury-stock method.

Basic and diluted net loss attributable to common holders per share are presented in conformity with the two-class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the three months ended March 31, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Warrants outstanding at March 31, 2023	Number of shares warrants will convert to
1,351,785	1,351,785

(j) Non-Controlling Interests

Non-controlling interests (“NCI”) are measured initially at their proportionate share of the acquiree’s identifiable net assets at the date of acquisition. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-controlling interest in the results and equity of subsidiaries are shown separately in the statement of operations and comprehensive loss, statement of financial position and statement of changes in equity of the consolidated entity.

Losses incurred by the consolidated entity are attributed to the non-controlling interest in full, even if that results in a deficit balance.

(k) Segment Information

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance.

The Company is organized as a single operating segment, whereby its chief operating decision maker assess the performance of and allocates resources to the business as a whole.

(l) Share capital

The Company records proceeds from share issuances net of issuance costs. Par value is recorded at its rate of 0.001 per share with the remaining proceeds net of issuance costs being recorded as additional paid in capital.

The Company has issued freestanding warrants to purchase shares of common stock. The warrants are recorded as equity instruments at the grant date fair value using the Black-Scholes option pricing model and are not subject to revaluation at each balance sheet date.

The Company records compensation expense related to stock options issue to nonemployees, including consultants based on the fair value of the stock options calculated using the Black-Scholes option pricing model over the service performance period as the equity instruments vest. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determining the fair value of share based awards, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

Expected Volatility – The Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term – The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Company has elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about the future exercise patterns and post-vesting employment termination behavior.

Risk-Free Interest Rate – the risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

Dividend Yield - The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

(m) Fair value of financial instruments

Assets and liabilities recorded at fair value on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The three-tier fair value hierarchy for disclosure of fair value measurements as follows:

●	Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets or liabilities and have the highest priority.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

●	Level 2 valuations are based on quoted prices in markets that are not active.

●	Level 3 valuations are based on inputs that are unobservable and supported by little or no market activity.

(n) Foreign Currency Translation

The reporting currency of the Group is United State Dollars. The functional currency of the Company’s foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain for the three month period ended March 31, 2023, was $2,011 and the translation exchange loss for the year ended December 31, 2022, was $3,972.

(o) Research and Development

Research and development costs are charged to expense as incurred. The Company’s research and development expenses consist primarily of expenditures for operations, studies, compensation and consulting costs.

(p) Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For SEC Filers (GAAP definition), excluding smaller reporting companies (SRCs) as defined by the SEC , the ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities including smaller reporting companies, as amended by ASU 2019-10, the ASUs are effect for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not have any leases so there was no impact on its consolidated financial statements upon adoption on 1 January 2023.

(q) Accounting Standards Not Yet Implemented

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extends the period of time preparers can utilize the reference rate reform relief guidance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, including the interim periods within those fiscal years. Early adoption is permitted. This amendment should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50). This ASU enhances the transparency of supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. This amendment should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangement, which addresses the accounting by private companies and certain not-for-profit entities (NFPs) for common control leases and amends the accounting for leasehold improvements in common-control arrangements for all entities. This ASU offers: 1) private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification (Issue 1) and 2) amends the accounting for leasehold improvements in common-control arrangements for all entities (Issue 2). The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statement that have not yet been made available. The Company does not have any leases so expects there will be no impact on its consolidated financial statements upon adoption from 1 January 2024.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted. The Company has not yet determined the potential impact the adoption may have on our consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. OTHER RECEIVABLES

Other receivables consist of the following:

	MARCH 31, 2023	DECEMBER 31, 2022
	$	$
Advances to related parties	13,834	13,963
GST Receivable	14,638	3,681
Total Other Receivables	28,472	17,644

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Computers	Plant & Equipment	Lab Equipment	TOTAL
	$	$	$	$
Balance at 1 January 2022	4,107	13,188	22,509	39,804
Additions	2,965	—	5,187	8,152
Impact of foreign exchange	(362)	—	(1,690)	(2,052)
Depreciation	(2,783)	(4,937)	(6,206)	(13,926)
Balance at 31 December 2022	3,926	8,251	19,801	31,978
Additions	—	—	27,926	27,926
Impact of foreign exchange	(10)	—	(281)	(291)
Depreciation	(784)	(1,217)	(3,137)	(5,138)
Balance at 31 March 2023	3,132	7,034	44,309	54,475

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

5. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	MARCH 31, 2023	DECEMBER 31, 2022
	$	$
Amounts due for consulting costs to related parties/Directors	329,495	299,907
Amounts due to suppliers	34,930	17,865
Total Accounts Payable	364,425	317,772

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	MARCH 31, 2023	DECEMBER 31, 2022
	$	$
Amounts due to related parties/Directors	83,900	71,138
Amounts due to suppliers	80,381	153,765
Total Accrued Expenses	164,281	224,903

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. COMMON STOCK

During the three month period ended March 31, 2023, the Company raised $25,838 from private placements, via the issue of 191,970 shares.

During the three month period ended March 31, 2023, the Company issued 150,000 shares in lieu of services received, valued at $12,840.

During the three month period ended March 31, 2023, the Company did not issue any shares in lieu of invoices received.

During the fiscal year ended December 31, 2022, the Company raised $1,314,060 from private placements, via the issue of 31,909,424 shares.

During the fiscal year ended December 31, 2022, the Company issued 2,287,480 shares in lieu of services received, valued at $94,362.

During the fiscal year ended December 31, 2022, the Company issued 91,250 shares in lieu of invoices received, valued at $2,281.

Warrants

The Company has historically issued warrants to purchase 1,737,499 shares of the Company’s common stock with an exercise price of $0.035 per share and a term of seven years. As at 31 March 2023, 1,351,785 of these warrants are outstanding. The warrants were recorded to additional paid-in capital.

The fair value of the warrants was determined using the Black-Scholes option-pricing method, with the following assumptions:

Warrants
Fair market value of common stock	$0.035
Expected dividend yield	-%
Risk-free interest rate	0.12%
Expected volatility	27.29%
Expected term (in years)	7

8. INCOME TAXES

The components of net deferred taxes consisted of the following at March 31, 2023 and December 31, 2022:

	MARCH 31, 2023	DECEMBER 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carry-forward	7,540	7,592
Gross deferred tax assets	7,540	7,592
Less valuation allowance	(7,539)	(7,578)
Total deferred tax assets	1	14
Deferred tax liabilities:
Depreciation	(1)	(14)
Net deferred tax assets	—	—

The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $0.04 million during the period ended March 31, 2023 and decreased by $0.5 million during the year ended December 31, 2022.

The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2023, and December 31, 2022, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	MARCH 31, 2023	DECEMBER 31, 2022

Statutory federal tax (benefit) rate	(21.00)%	(21.00)%
Statutory foreign tax (benefit) rate	(25.00)%	(25.00)%

Weighted average effective tax rate	(23.00)%	(21.00)%

Valuation allowance	23.00%	21.00%

Effective income tax rate	0.00%	0.00%

The Company had available approximately $34.9 M (March 2023) and $35.2 M (December 2022) of unused net operating loss carryforwards that may be applied against future taxable income. Net operating loss carryforwards that arose in the tax year 2002 and 2001 expired in 2023 and 2022, respectively, for Federal purposes.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 was not completed through December 31, 2022. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized. The Company will examine the impact of any potential ownership changes in the future.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the nation. The Company is not currently under audit by the Internal Revenue Service or other similar state and local authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject.

9. REVENUE

Revenue was first recorded in EESTech in the third quarter of FY 2021. It relates to the ongoing R&D process with Sasol as EESTech has taken on testing of excess fine coal agglomeration. As at 31 December 2021, revenue was immaterial but it increased throughout FY2022 with the ongoing completion of the testing process and a subsequent purchase order raised, under the same arrangement, in July 2022 for $417,414. A further invoice has since been raised in February 2023 for $35,500 for additional supplemental work on the same contract.

Revenue is based on completion of 3 stages of the fine coal agglomeration, and a 2 phase project rollout. Each stage is deemed to be a distinct performance obligation. The 5 stages are as follows:

1)	Evaluation of agglomerates to confirm suitability for gasfication – EESTech will be provided with 2 tonnes of fine coal by Sasol for test work from which the Company must produce agglomerates meeting Sasol’s expectations along with providing a basic analysis of the agglomerated material. The Company has fulfilled their requirements of this stage during FY2021, and has recognized revenue related to this performance obligation.

2)	A proposal from EESTech on the business model – If stage 1 produces suitable agglomerates which pass Sasol’s testing, EESTech will be required to develop a full proposal on a 200 kilo tonnes per annum scale project including a detailed business model. The Company has provided the proposal which Sasol has deemed appropriate and thus fulfilled their requirements of this performance obligation and recognized the corresponding revenue during FY2021.

3)	Full scale demonstration in a commercial gasifier – Stage 3 entails EESTech to manufacture about 1,000 tonnes of agglomerates to enable a commercial scale demonstration. As at December 31, 2021, this stage had not yet been completed by the Company and hence, Sasol had not been invoiced for payment at year-end. However, the requirements of this stage were satisfied subsequent to year-end and has therefore been received and recognized as revenue in March 2022.

4)	A comprehensive conceptual engineering design study for Phase 1 of the two Phase project rollout. Phase 1 comprising the installation of a fine coal briquetting train with a processing capacity of approximately 580ktpa at Sasol’s East facility and then Phase 2 of a similar sized extrusion train at Sasol’s West facility. During FY2022, EESTech has received three payments, each of $83,483 for the completion of the conceptual engineering design study of Phase 1, with a fourth payment of $83,483 invoiced and received in the March 2023 quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5)	Final draft scope of services for work that it deems necessary for the next engineering stage of phase 2. A further and final payment of $83,483 was paid in February 2023 upon completion of a draft scope of services for the next engineering stage of phase 2. Further to this, a supplemental invoice for $35,500 was also raised for additional work within the same phase and contract.

Once each stage is complete, an invoice is raised, and the revenue is recognized at a point in time, upon completion of each stage, which represents a distinct performance obligation. Each stage has been deemed a distinct performance obligation since the agreement between EESTech and Sasol is such that the customer can begin benefitting from the results provided by the Company after completion of each stage, or, if the customer should see no further benefit, cancel the remaining stages. Payment for each invoice is typically due 7 days from the date of invoice. There are no warranties or rights of return under this contract.

Costs relating to the completion of the contract are recognized as incurred in line with each stage. Costs are minimal and mainly relate to lab hire and small lab expenses. Larger laboratory expenses have been capitalized and are being depreciated in line with the depreciation policy.

The breakdown of opening and closing revenue for the year from contracts is noted below:

Sasol ($)
Opening balance of Contract Revenue at 1 January 2022	14,130
New Contracts	456,914
Revenue recognized on Contracts for performance obligations satisfied	(296,229)
Difference arising on translation of foreign currency	(7,849)
Closing balance of Contract Revenue at 31 December 2022	166,966
Additional fees for existing contract	35,500
Revenue recognized on Contracts for performance obligations satisfied	(120,340)
Difference arising on translation of foreign currency	1,357
Closing balance of Contract Revenue at 31 March 2023	83,483

10.  NET LOSS PER SHARE

The calculation of basic loss per share has been based on the following loss attributable to ordinary shareholders and weighted average number of ordinary shares outstanding.

	March 31, 2023	March 31, 2022
	$	$
Loss attributable to ordinary shareholders	(226,373)	(296,645)

Weighted average number of ordinary shares at 1 January	255,858,014	205,677,834
Effect of shares issued in period	17,571,085	34,812,355
Weighted average number of ordinary shares at 31 March	273,429,100	240,490,189
Loss per share	(0.001)	(0.001)

11. RELATED PARTY TRANSACTIONS

(a) Due from related parties

During the period ended March 31, 2023 the Company provided advances to two directors in the form of credit cards to be able to pay for any expenses. As at March 31, 2023, balances on account from related parties were $13,834 (December 31, 2022: $13,963).

(b) Due to related parties

As at March 31, 2023, balances owing to related parties were $413,395 (December 31, 2022: $371,045). They were unsecured and non-interest bearing, and had no stated terms of repayment. All of these relate to director fees and contractor/consulting costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. ISSUANCE OF SHARES TO EXTINGUISH DEBT

The Company, on occasion, uses shares to extinguish debt. This can be in the form of an invoice or services received. Where an invoice has been received, the shares are valued at the quoted market value on the day of settlement. Any difference between the value of the shares and the net carrying amount of the extinguished debt is recognized in income of the period of extinguishment as losses or gains. For the three month period ended March 31, 2023, no such shares were issued so no gain or loss was recognized. For the year ended December 31, 2022, a gain of $1,347 has been recognized.

Where shares are issued for services rendered, the Black-Scholes method of valuation is applied and the expense is straight lined over the period of service received. During the three month period ended March 31, 2023, the Company did not issue any shares of common stock for the extinguishment of debt (2022: Company issued 91,250 shares of common stock for the extinguishment of $2,281 of debt).

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under a month-to-month agreement, and under an operating lease that is renewable annually and expires in December 2023. Rent expense for office space amounted to approximately $660 for both the years ended December 31, 2023 and 2022, respectively.

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company had no material pending legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing elsewhere in this report and with the registration statement on Form 10 as amended filed by EESTech, Inc. (“EESTech” the “Company”, “we”, “our”, “us”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2023.

This report contains forward-looking statements relating to plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the Company. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “budget,” “target,” “aim,” “strategy,” “estimate,” “plan,” “guidance,” “outlook,” “intend,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions, although not all forward-looking statements contain these identifying words. Forward-looking statements involve known and unknown risks, uncertainties and other important factors, which include, but are not limited to, the risks described in Part II under “Item 1A. – Risk Factors” in this report, any of which could cause actual results to differ materially from those projected herein. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based upon actual experience and business development, the Company may alter its marketing, capital expenditure plans or other budgets, which may in turn affect the Company’s results of operations. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. These forward-looking statements speak only as of the date of this report and, except as required by law, the Company undertakes no obligation to correct, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except to the extent required under federal securities laws.

Overview

EESTech promotes economically and environmentally sustainable technologies to the world’s mining and minerals processing industries. EESTech’s waste management solutions enable the recycling of mine site waste and process slag to recover targeted materials of value. EESTech’s mineral processing capabilities reduce cost, increase productivity, reduce energy requirements, eliminate polluting leachates, transform hazardous waste liabilities into products of value with zero-waste outcomes and reduce the carbon footprint of mineral resource processing. EESTech intends to generate its income from the sale of all recovered targeted materials being sold back to the waste owner. Post process tailing are transformed into inert high grade sand products 100% owned by EESTech. Trademarked as ThermaSand and ThermaPrills, both products will be sold into high volume downstream markets.

Technologies and waste management Solutions offerings

Commercial advancement of EESTech’s remediation and reclamation capabilities is being underwritten by a self-performing approach whereby the Company demonstrating confidence in its service and technology offerings carries responsibility for project capital funding. Providing clients with low-risk waste management solutions on the basis that EESTech is only paid on performance.

EESTech initial focus will be on the deployment of the following Technology Solutions:

●	Reclamation Resource Recovery Process (R3 Process): An efficient comminution process that maximizes the yield potential of targeted material from the recycling of mine site waste and process slag.

●	Waste Resource Reclamation: Optimizing the recovery of materials of value from mine site waste and process slag.

●	Waste Resource Agglomeration (WRAM): Agglomeration of fine materials into WRAM-ROX, such as coal fines for gasification, recycling non-conductive materials, and metal oxides.

●	Waste to Energy Platforms: 1, 3 and 6MW power generation from waste materials such as low grade/ discard coal, methane run off, agricultural and forestry waste.

●	Inductosmelt Reduction Furnace: Increasing the efficiencies of primary smelting, melt/smelt reclaimed non-conductive materials including metal oxides into metal/alloy.

The Company has been working to secure contracts with major global mining entities. Prior to August 2021, no revenue had been recorded within EESTech, Inc. In February 2019, South Africa’s Samancor Chrome Limited, one of the world’s largest integrated ferro-chrome (FeCr) producers awarded EESTech an exclusive ten-year agreement, with a five-year extension option, granting EESTech the reclamation rights to the FeCr process slag located at Samancor’s Ferrometals process facility in Emalahleni, South Africa. Project start was delayed due to the impact of the covid virus, with the Environmental Impact Assessment (EIA) being granted in October of 2021 and approvals were received January of 2022. An 18-month project establishment period is required before project cashflows are generated. In August 2021, a trial has begun with Sasol for which EESTech Inc is being paid. While this trial was extended in July 2022, revenue at this stage is minimal and as such, losses are still being recorded.

The Company has been in the developmental stage since its inception.

Impact of COVID-19

The rapid global spread of the COVID-19 virus since December 2019 has affected production and sales, and disrupted supply chains across a range of industries. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a “pandemic”, or a worldwide spread of a new disease. On May 5, 2023, the World Health Organization declared that COVID-19 no longer constitutes a public health emergency.

To date, the primary impact of COVID-19 experienced by the Company was a delay in the Environmental Impact Assessment (EIA) for the Samancor project completion and approval, which took more than one year rather than the typical few months. EESTech Inc do not anticipate any further future impact from COVID-19 on the Company’s operations and financial performance.

Where there have been supply chain logistics and production delays from factory shutdowns by suppliers during COVID-19, which have had an ongoing impact, the Company has extended expected delivery timelines within its scope of works and construction timeframes to offset the possible impact of any future delays.

Results of Operations

The following table summarizes our results of operations:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Revenue	120,340	13,861
Total operating expenses	(361,460)	(281,850)
Net loss	(241,120)	(267,989)
Loss per share	(0.001)	(0.001)
Total assets	492,185	610,492
Total liabilities	528,706	573,242

Three Months Ended 31 March 2023 compared to Three Months Ended 31 March 2022

Net Loss. Our net loss for the three months ended March 31, 2023 and 2022 was $241,120 and $267,989 respectively. There was an increase in the revenue in the three months ended March 31, 2023 of $106,479 compared with the same period last year due to the completion of a large amount of work on the trial with Sasol in the quarter compared with the same period last year. The trial started in the third quarter of FY21 with activity on the trial increasing throughout FY22 and into FY23 with the ongoing completion of the testing process. Operating expenses in the same period increased by $79,610. As such, the movement in the net loss is only a decrease of $26,869.

General Administrative Expenses. Our general administrative expenses for the three months ended March 31, 2023 and 2022 were $361,460 and $281,850 respectively. An increase of $79,610 or 28%. The increase is primarily due to:

●	Legal and accounting fees were $6,436 for the three months ended March 31 2022 and $82,058 for the three months ended March 31, 2023, respectively an increase of $75,622 or 1175%. In the three months ended March 31, 2022, there was a significant uplift in legal fees associated with the Form 10 registration statement and additional costs related to becoming a reporting company compared with the same period last year.

●	A new insurance cost of $8,957 was incurred in the three months ended March 31, 2023 which relates to D&O insurance associated with being a reporting company. There was no comparative cost in the prior period.

●	Laboratory expenses associated with the ongoing research and development costs were $18,219 for the three months ended March 31, 2022 and $36,424 for the three months ended March 31, 2023, respectively an increase of $18,205. These are a reflection of the increased costs associated with the Sasol trial which has respectively generated an increase in revenue in the quarter.

Liquidity and Capital Resources

As of March 31, 2023, the Company had a cash balance of $340,380 ($642,456 at December 31, 2022).

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Net cash used in operating activities	(298,963)	(199,213)

Operating cash outflows have increased primarily due to the increased activity in connection with this registration statement, including increased accounting, audit and consulting costs.

Cash Flow from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Net cash used in investing activities	(27,927)	(427)

All of the cash used in investing activities in 2021 and 2022 related to the purchase of fixed assets.

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
	March 31,
	2023	2022
	$	$
Net cash provided by financing activities	25,838	326,511

The majority of this related to issuance of common stock with a very small balance being repayment of loans.

Project Financing

The Company anticipates funding the Samancor project and any future Sasol project through both debt and issuance of equity capital. The Company intends to establish majority-owned special purpose South African registered companies for each project that should facilitate these project specific funding arrangements.

The Company anticipates that full commissioning of the planned waste facility for the Samancor project will cost approximately $50 million, of which $22 million is anticipated to be expended in the initial twelve months upon obtaining sufficient financing. The project costs are budgeted to include approximately: $16 million for process equipment; $11 million for construction, and site infrastructure and auxiliary equipment; $5 million for rail load out infrastructure; $6 million for electrical instrumentation and automation, and fit out; $5 million for site development and project management and engineering; and $7 million for working capital. The Company currently is in discussions with various investment sources and partners to finance the Samancor project. Although there can no assurance as to the financing availability or composition, the Company currently anticipates (a) $35 million of the project to be sourced through debt financing with terms of repayment based in part upon cash flows from the facility upon its completion, and (b) $15 million to be sourced from one or more project partners, through which a locally-owned businesses in South Africa will provide such financing in exchange for entering into service agreements related to the construction or operation of the facility. To the extent that the Company is unable to obtain the full $50 million as planned, the Company will evaluate constructing a facility on a smaller scale based upon a smaller amount of financing. Upon completion and operation of a smaller facility, the Company expects that it will be able to demonstrate performance and generate cash flows to expand the facility within the 10-year term of the Samancor agreement.

The Company currently intends to deploy its IRF technology upon completion of the Samancor project facility. The Company expects that the IRF deployment will be funded through positive cash flows generated from the reclamation and sale of chrome concentrate from Samancor’s slag dumps. Additional deployments of the Company’s IRF technology will be funded by additional potential customer projects in the future.

The Company’s preliminary work for Sasol has been financed directly by Sasol to date. The amount and source of financing for any future project for Sasol will depend on the nature and scope of any related commercial agreement with Sasol.

The Company also believes its capital requirements will be met through:

●	cash flows generated from the provision of engineering services sought by waste owners to engineer environmental solutions to meet their ESG objectives;

●	first round capital contributions from project operators seeking to secure contracts and working interest in these projects;

●	prepaid offtakes for the reclaimed products the Company will produce from these projects; and

●	private investments in the Company.

In addition, the Company intends to offer its services through these two financing models:

●	A tolling model, whereby the Company will generate cash flow on a per tonne basis of material processed. This model requires an upfront establishment fee from the client, offset against tolling fees over the contract life of the project.

●	A zero-cost ownership model, whereby the Company pays no cost to take ownership of waste to be processed, then generates products of value for resale back to the customer or sale to downstream markets. In this model, the Company will underwrite capital requirement for establishing the process facility, with these capital requirements secured against off-take agreements for products produced.

However, both models will only be initiated when contract assured cash flows are confirmed.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. A summary of our significant accounting policies is included in Note 2 to the accompanying consolidated financial statements.

A “critical accounting policy” is one that is both important to the portrayal of our financial condition and results of operations and that requires management’s most difficult, subjective, or complex judgments. Such judgments are often the result of a need to make estimates about the effect of matters that are inherently uncertain. We have identified the following accounting policies as critical:

Stock Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and non-employee services received in exchange for an award of equity instruments over the period the employees, consultants and third parties are required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employees, consultants and third parties’ services received in exchange for an award based on the grant-date fair value of the award.

The fair value of these stock based compensation and warrants is measured at grant date using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. This requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the option, the volatility of our common stock price, the vesting period of the option and the risk-free interest rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants.

Share-based compensation expense is recognized on a straight-line basis over the period during which the options vest, with a corresponding increase in equity.

Non-Controlling Interests

Non-controlling interests (“NCI”) are measured initially at their proportionate share of the acquiree’s identifiable net assets at the date of acquisition. Changes in the Company’s interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions.

The acquisition of subsidiaries is accounted for using the acquisition method of accounting. A change in ownership interest, without the loss of control, is accounted for as an equity transaction, where the difference between the consideration transferred and the book value of the share of the non-controlling interest acquired is recognized directly in equity attributable to the parent.

Non-controlling interest in the results and equity of subsidiaries are shown separately in the statement of operations and comprehensive loss, statement of financial position and statement of changes in equity of the consolidated entity.

Losses incurred by the consolidated entity are attributed to the non-controlling interest in full, even if that results in a deficit balance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management has carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not a party to any legal proceedings. However, we could become subject to claims and legal proceedings that may arise out of the normal course of business in the future.

Item 1A. Risk Factors.

An investment in the Company involves a high degree of risk. Before making an investment decision with respect to our common stock, you should consider the risks described below in addition to the cautionary statements and risks described elsewhere and the other information in this report and in our other subsequent filings with the SEC. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or currently deemed immaterial by us, may also impair our operations. If any such risks actually occur, our business, financial condition, liquidity, results of operations and prospects could be materially adversely affected and our ability to implement our growth plans could be adversely affected.

Risks Related to our Business and Operations

We have incurred significant net operating losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We had an accumulated deficit of $35.8 million as of December 31, 2022 and $36.0 million as of March 31, 2023, and we will continue to incur significant expenses in the foreseeable future related to the development and commercialization of our business plan. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

Our financial position creates doubt as to whether we will continue as a going concern.

We first generated revenue in 2021 but these revenues were minimal. In 2022 and the first quarter of 2023, we generated additional revenue from the step up in the trials but it was still minimal overall. Our financial position raises substantial doubt about our ability to continue as a going concern, and we may need to raise additional funds in order to continue to conduct our business. The Company historically has sold equity to raise working capital from a number of investor sources, on an as and when needed basis. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain funding from additional financing through private placements or other financing necessary to support our working capital requirements. If we are unable to secure sufficient capital to fund our operating activities, we may be forced to delay the completion of, or significantly reduce the scope of, our business plan.

If we are unable to construct a waste facility for Samancor, our business, financial condition, and results of operations will be materially adversely affected.

Our success is dependent, in part, upon our project to recycle process slag waste for Samancor. Delivering the terms under the 10-year agreement we entered into in 2019 with Samancor currently represents our largest commercial opportunity and the primary focus of our business. We cannot assure you that we will be able to obtain project financing for or will complete the construction of a waste facility for Samancor, or that such financing or construction will be achieved in a timely manner or at a sufficient size. If we are unable to execute on the Samancor project, and if we are unable to generate revenues from other customers or through our technologies under current or future development, our business, financial condition, and results of operations will be materially adversely affected.

Some of our technologies are not, and may not become, commercially operated in the marketplace.

The Company’s technologies and process capabilities have not been commercially operated in the marketplace. We have established design capability and validated operational characteristics through laboratory testing, process trials and the operation of pilot plants. In addition, while our process capabilities are in an advanced stage of commercialization and are capable of “stand alone” operations, they have not been fully integrated with other technologies developed by the Company. In each of the technologies, the components are generally not unique in structure and operation. The uniqueness is in the formulation, process configurations and computerized operating control systems. There can be no assurance that we will be able to integrate these technologies and market them successfully as a package to generate revenues.

Our plan requires technological expertise to develop and to oversee the operations our technologies and process capabilities.

Although our Chief Executive Officer, Chief Technologies Officer, engineering consultants and Advisory Board members are conversant with the Company’s technologies and process capabilities, we currently have no plans to develop a deployment or operating team. We will use external EPC and OM contractors with technical expertise to provide us with developmental and operations services. If we are unable to locate and utilize contractors and service providers, we may be unable to develop and operate our existing technologies and may be unable to develop other technologies in the future.

Due to the period that we expect it will take to deploy our products, we will require significant capital to sustain us until we are able to market our products.

We expect that once we initiate the deployment of our products, it will take approximately 18 to 24 months to bring our products to market. We anticipate that we will receive minimal if any revenues during this period, which will place significant pressure on funding and other supply considerations. While we have budgeted for what we believe to be the required expenses and lead time to bring our products to market, no assurances can be given for adequate funding during this period. If we are delayed in obtaining adequate funding, we may be delayed in bringing our products to market.

We depend on the services of key personnel and the loss of any of these personnel could disrupt our operations.

We do not have any full-time employees. Our officers and all other support persons perform services for us pursuant to consulting arrangements. We do not maintain “key-man” life insurance policy on our executive officers. The unexpected loss of the services of any of our executive officers could have a material adverse effect on our operations.

We will be dependent on suppliers and manufacturers when we bring our technologies to market.

We currently do not possess or intend to develop the capability to undertake the manufacture and fabrication of our technologies when they are ready to be brought to market. We are developing relationships with key suppliers and manufacturers able to meet our requirements for providing such services. The manufacture and fabrication of our technologies will require exacting standards. If we are unable to develop these relationships, we may be unable to produce any products. In addition, if the suppliers and manufacturers are unable to meet the standards that our products require, we may experience delays in bringing our product to market. Unless and until we develop a team that will address quality control issuers, we will be dependent on third parties to produce our technologies.

The COVID-19 pandemic may continue to create economic disruption and uncertainty around the world, and may continue to impact us, our suppliers and our customers.

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. COVID-19 has impacted us and our customers primarily due to an overall disruptions in supply chains and operations. The lingering impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and its variants, resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains. Potential effects of COVID-19 that may adversely impact our future business include limited availability and/or increased cost of components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products, and reduced availability of our consultants. While we continue to monitor the developments surrounding COVID-19 and take actions when possible to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, may pose a material risk to our future operating results and financial condition.

If we are unable to adapt our technologies to the changing demands of the marketplace, our products may become obsolete.

Changes in technology, competitively imposed process standards and regulatory requirements influence the demand for our products and services. To grow and remain competitive, we need to anticipate changes in technological and regulatory standards. We need to introduce new and enhanced products on a timely basis. We may not achieve these goals and some of our products may become obsolete. New products often face lack of market acceptance, development delays or operational failure. Stricter governmental regulations also may affect acceptance of new products. If our products are unable to gain market acceptance, our operations and financial condition may be adversely affected.

We may face competition from other companies marketing similar technologies.

There may be other companies that are currently developing technologies that are similar to the ones that we are developing. If such competitors are able to bring their products to market sooner than we are able, there may be less of a market for our products. In addition, once a market exists for technologies such as ours, we expect that additional competitors will enter the industry to attempt to capture the growth potential in the market. If competitors are able to provide a better product or adapt the technologies more quickly than we are able to, we may be unable to obtain or maintain market share. Some of our current and future competitors may be larger and better funded than we are. If our competitors are more successful than we are at developing uses for our technologies, our ability to generate revenues may be adversely affected.

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

Although we intend to market our technologies internationally, we have limited experience with operations and our ability to manage our business and conduct our operations internationally. Doing so requires considerable management attention and resources and is subject to a number of risks, including the following:

●	challenges caused by distance, language, and cultural differences;

●	longer payment cycles;

●	currency exchange rate fluctuations;

●	political and economic instability; and

●	higher costs associated with doing business internationally.

In addition, compliance with complex foreign laws and regulations that may apply to our international operations increases our cost of doing business in international jurisdictions. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, prohibitions on the conduct of our business and damage to our reputation. Any such violation could result in prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our international expansion efforts, our business and our operating results.

If currency exchange rates fluctuate substantially in the future, our operating results, which are reported in U.S. dollars, could be adversely affected.

We present our financial statements in U.S. Dollar (“US$”). However, a significant portion of our expenses and revenue are and will be denominated in non-US$ currencies, in particular the Australian dollar (“A$”). As a result, there is potential that our financial results will be exposed to movements of the US$ against these foreign currencies. The risk may be increased where the foreign currency against the US$ becomes more volatile, for example, due to economic, political factors, or significant events that may occur in the jurisdictions of those foreign currencies.

If we are unable to protect our intellectual property rights, it could reduce the value of our products and services.

Our patents, trade secrets and other intellectual property rights are important assets for us. Various events outside of our control may pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products are used. However, in the key geographical regions of South African, Australasian, North American and European markets, the Company already has patent applications in place. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Risks Related to Our Common Stock

The market for our common stock may be limited, and our common stock price may fluctuate significantly.

Although shares of our common stock currently trade on the Pink Limited Information Tier of the OTC Markets, trading has been limited and sporadic. A more active trading market may not develop or be sustained upon our uplisting to the OTCBB or otherwise in the future. The market price of our common stock could fluctuate significantly as a result of:

●	our operating and financial performance and prospects;

●	quarterly variations in the rate of growth of our financial indicators, such as net income per share;

●	changes in revenue or earnings estimates or publication of research reports by analysts about us our industry;

●	liquidity and registering our common stock for public resale;

●	sales of our common stock by our stockholders;

●	increases in our cost of capital;

●	changes in market valuations of similar companies;

●	additions or departures of key management personnel; and

●	actions by our stockholders;

The trading price of our common stock also may be subject to volatility due to general market conditions unrelated to the operating performance of the Company. Any of these fluctuations may adversely affect the trading price of our common stock.

Because our common stock is subject to the penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Our common stock currently is subject to the penny stock rules. A penny stock generally is any equity security, not listed on a national exchange, with a price of less than $5.00, subject to certain exceptions, that is offered by a company with limited revenues and assets. The penny stock rules require a broker-dealer: to deliver on any solicited transactions a standardized risk disclosure document prepared by the SEC; to provide the customer with a current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account; to make a special written determination that the penny stock is suitable investment for the purchaser; and to receive the purchaser’s written agreement to the transaction. The disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for the stock that becomes subject to the penny stock rules. Because our common stock is subject to the penny stock rules, investors may find it more difficult to sell their securities, and the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell our common stock in any secondary market.

Our directors and executive officers own a substantial portion of our common stock, and their interests may conflict with yours.

As of May 10, 2023, our directors and executive officers beneficially owned 15.9% of our outstanding common stock. No other person to our knowledge holds more than 5% beneficial ownership in our common stock. Accordingly, our directors and executive officers may be in a position to exercise substantial influence over the Company’s affairs. We cannot assure you that the interests of our directors and executive officers will always align with the interests of other holders of our common stock.

There may be difficulty in enforcing judgments and effecting service of process on directors and officers that are not citizens of the United States.

Although the Company is incorporated in the United States (Delaware), certain of our directors and officers reside outside of the United States and some or all of the assets of such persons are located outside of the United States. Therefore, it may not be possible for stockholders to collect or to enforce judgments or liabilities against them under U.S. securities laws. Moreover, it may not be possible for stockholders to effect service of process within the United States upon such persons. Generally, original actions to enforce liabilities under U.S. federal securities laws may not be brought in an Australian or other foreign court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in U.S. courts, including judgments obtained under U.S. federal securities laws, then may need to bring an application in a court in the country where non-U.S. directors and officers are located to enforce such judgments.

Our by-laws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, agents or stockholders.

Our by-laws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our by-laws; and any action asserting a claim against us that is governed by the internal affairs doctrine.

Our by-laws also provide that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the United States federal securities laws, including the Securities Act and the Exchange Act. Investors cannot waive our compliance with federal securities laws and the rules and regulations thereunder.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other agent of the Company, which may discourage such lawsuits against us and our directors, officers and other agents. If a court were to find these exclusive forum provisions in our by-laws to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the management’s assessment of our internal controls over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved by stockholders. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions described above. As a result, the information we provide will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. In addition, there may be an increased risk, or perceived increased risk, of material weaknesses or other deficiencies in our internal controls or that they may go undetected. If some investors find our common stock less attractive as a result of our status as an emerging growth company, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.

We will incur increased costs and will be subject to additional regulations and requirements as a public company, which will lower our profits and may make it more difficult to run our business.

As a newly public company, we will incur significant legal, accounting and other expenses including costs associated with public company reporting requirements. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on the Board of Directors or as our executive officers of the Company. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to fines, sanctions and other regulatory action and potentially civil litigation.

We do not expect to pay cash dividends.

We do not expect to pay dividends in the near future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and our general financial condition. The payment of any dividends will be within the discretion of the Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information regarding unregistered securities issued and sold by the Company since January 1, 2023:

●	Since January 1, 2023, the Company has sold (i) an aggregate of 150,512 shares of common stock at a price of $0.132 per share for total consideration of $19,868 in a series of private placements to investors outside of the United States, and (ii) 41,458 shares of common stock at a price of $0.144 per share for total consideration of $5,970 in a series of private placements to investors outside the United States

●	The Company issued 150,000 shares of common stock to a total of one consultant. These shares were awarded for compensatory purposes and no cash consideration was received by the Company in connection with their issuance.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions. The offers, sales, and issuances of the securities described in this Item 10 were deemed to be exempt from registration under the Securities Act in accordance with either Regulation S under the Securities Act or Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering. Appropriate transfer restrictions were implemented with respect to the securities issued in such transactions. The offers and sales of these securities were made without any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of EESTech, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed August 26, 2022)

3.2	By-Laws of EESTech, Inc. (dated April 15, 2023) (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 10 filed October 26, 2022)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Interim Balance Sheets at March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Interim Statements of Operations for the three month periods ended March 31, 2023 and 2022, (iii) Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) for the three month periods ended March 31, 2023 and 2022, (iv) Condensed Consolidated Interim Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022 and (v) Notes to the Condensed Consolidated Interim Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2023	EESTECH, INC.

	By:	/s/ Murray J. Bailey
		Name:	Murray J. Bailey
		Title:	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)