Form 10-Q
period 2023-06-30
EESTech, Inc.
filed 2023-08-21
CIK 1138867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 21, 2023, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 275,156,884 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Balance Sheets

	Note	UNAUDITED JUNE 30,	AUDITED DECEMBER 31,
		2023	2022
		$	$
ASSETS

Current assets:
Cash		27,498	642,456
Prepaid expenses		42,713	17,834
Other receivables	3	6,833	17,644
Total current assets		77,044	677,934

OTHER NON-CURRENT ASSETS
Property and equipment, net	4	48,981	31,978
Total non-current assets		48,981	31,978

Total assets		126,025	709,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	5	350,960	317,772
Accrued expenses	6	100,646	224,903
Contract liability		84,187	-
Total current liabilities		535,793	542,675

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 450,000,000 shares authorized; and 274,406,884 shares issued and outstanding at June 30, 2023 and 273,289,914 as at December 31, 2022, respectively		275,582	274,465
Additional paid-in capital		38,394,690	38,323,704
Accumulated deficit		(36,370,336)	(35,773,722)
Accumulated comprehensive loss		(1,584,244)	(1,569,183)
Total stockholders’ equity attributable to EESTech Inc.		715,692	1,255,264
Non-controlling interest in subsidiaries		(1,125,460)	(1,088,027)
Total stockholders’ equity (deficit)		(409,768)	167,237

Total liabilities and stockholders’ equity		126,025	709,912

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

		FOR THE SIX MONTHS	FOR THE SIX MONTHS
		ENDED	ENDED
		JUNE 30,	JUNE 30,
		2023	2022
		$	$
Revenue recognized from contracts with customers	9	120,792	53,877

Operating expenses:
General administrative		(754,839)	(508,500)
Total operating expenses		(754,839)	(508,500)

Loss from operations		(634,047)	(454,623)

Other income (expense):
Unrealized FX gain/(loss) on translation		—	—
Net loss		(634,047)	(454,623)

Other comprehensive loss:
Other comprehensive loss, net of tax		(15,061)	(26,434)

Total comprehensive loss		(649,108)	(481,057)

Net loss is attributable to:
Owners of EESTech, Inc.		(596,614)	(389,127)
Non-controlling interests		(37,433)	(65,496)

Total comprehensive loss for the year is attributable to:
Owners of EESTech, Inc.		(611,675)	(415,561)
Non-controlling interests		(37,433)	(65,496)

Net loss per share		(0.002)	(0.002)

Weighted average number of common shares outstanding – basic and diluted		273,800,646	245,680,221

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

		FOR THE THREE MONTHS	FOR THE THREE MONTHS
		ENDED	ENDED
		JUNE 30,	JUNE 30,
		2023	2022
		$	$
Revenue recognized from contracts with customers	9	452	53,877

Operating expenses:
General administrative		(393,379)	(226,650)
Total operating expenses		(393,379)	(226,650)

Loss from operations		(392,927)	(172,773)

Other income (expense):
Unrealized FX gain/(loss) on translation		—	—
Net loss		(392,927)	(172,773)

Other comprehensive loss:
Other comprehensive loss, net of tax		(13,745)	(24,764)

Total comprehensive loss		(406,672)	(197,537)

Net loss is attributable to:
Owners of EESTech, Inc.		(370,241)	(78,607)
Non-controlling interests		(22,686)	(94,166)

Total comprehensive loss for the year is attributable to:
Owners of EESTech, Inc.		(383,986)	(103,371)
Non-controlling interests		(22,686)	(94,166)

Net loss per share		(0.001)	(0.000)

Weighted average number of common shares outstanding – basic and diluted		273,558,942	240,166,481

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

	Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Deficit accumulated during development stage	Accumulated other comprehensive loss	Total Stockholders’ equity (deficit) attributable to EESTech Inc.	Non-Controlling Interests in Subsidiaries	Total equity (deficit)
	No.	$	$	$	$	$	$	$
Balance December 31, 2021	239,001,760	240,175	36,947,291	(34,682,133)	(1,550,394)	954,939	(997,577)	(42,638)

Issuance of stock for cash	14,983,207	14,986	584,345	—	—	599,331	—	599,331
Issuance of stock for services	1,628,730	1,128	31,794	—	—	32,922	—	32,922

Net loss	—	—	—	(389,127)	—	(389,127)	(65,496)	(454,623)
Adjustment for foreign currency translations	—	—	—	—	(26,434)	(26,434)	—	(26,434)
Balance June 30, 2022	255,613,697	256,289	37,563,430	(35,071,260)	(1,576,828)	1,171,631	(1,063,073)	108,588

Balance December 31, 2022	273,289,914	274,465	38,323,704	(35,773,722)	(1,569,183)	1,255,264	(1,088,027)	167,237
Issuance of stock for cash	391,970	392	35,446	—	—	35,838	—	35,838
Issuance of stock for services	725,000	725	35,540	—	—	36,265	—	36,265

Net loss	—	—	—	(596,614)	—	(596,614)	(37,433)	(634,047)
Adjustment for foreign currency translations	—	—	—	—	(15,061)	(15,061)	—	(15,061)
Balance June 30, 2023	274,406,884	275,582	38,394,690	(36,370,336)	(1,584,244)	715,693	(1,125,460)	(409,768)

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows (Unaudited)

		FOR THE SIX MONTHS ENDED JUNE 30, 2023	FOR THE SIX MONTHS ENDED JUNE 30, 2022
		$	$
Cash flows from operating activities:

Net loss		(634,047)	(454,623)

Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization and depreciation	4	11,592	6,919
Shares issued for services and settlement of liabilities	7	36,265	32,922

Changes in assets and liabilities:
Decrease in accrued expenses		(124,257)	(32,562)
Decrease in other receivables		10,811	23,406
(Increase) decrease in prepaid expenses		(24,879)	16,202
Increase in contract liabilities		84,187	—
Increase in accounts payable		33,188	5,406
Net cash used in operations		(607,140)	(402,330)

Cash flows used by investing activities:
Acquisition of plant and equipment	4	(28,714)	(8,576)
Net cash used in investing activities		(28,714)	(8,576)

Cash flows from financing activities:
Issuance of common stock	7	35,838	599,331
Loan repayment to shareholder		—	(21,768)
Net cash provided by financing activities		35,838	577,563

Comprehensive gain (loss) on translation		(14,942)	(24,135)
Net increase in cash		(614,958)	142,522
Cash, beginning of period		642,456	416,811
Cash, end of period		27,498	559,333

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services and extinguishment of debt		36,265	135,756

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has incurred significant losses since inception and expects to continue to incur losses as we advance our tests and development of technologies. The Company had an accumulated deficit of $36.4 million  at June 30, 2023. Although the Company historically has sold equity for raising working capital from a number of investor sources, on an as and when needed basis, there is no assurance that any additional equity offerings, debt financings, or other non-dilutive third-party funding will be available to us on acceptable terms or at all.

The above conditions give rise to a material uncertainty which may cast substantial doubt on the Company’s ability to continue as a going concern.

Notwithstanding the above, management of the Company considers it appropriate to prepare the financial statements on a going concern basis after having regard to the Company being awarded a 10+year contract with Samancor in 2019 and having completed a number of commercial work orders for its services with Sasol as the parties continue to work on pre-contract trials.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic and diluted net loss attributable to common holders per share are presented in conformity with the two-class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the six months ended June 30, 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Warrants outstanding at June 30, 2023	Number of shares warrants will convert to
1,351,785	1,351,785

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company records compensation expense related to stock options issue to nonemployees, including consultants based on the fair value of the stock options calculated using the Black-Scholes option pricing model over the service performance period as the equity instruments vest. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determining the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(n) Foreign Currency Translation

The reporting currency of the Group is United State Dollars. The functional currency of the Company’s foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain for the six-month period ended June 30, 2023, was $462 and the translation exchange loss for the year ended December 31, 2022, was $3,972.

(o) Research and Development

Research and development costs are charged to expense as incurred. The Company’s research and development expenses consist primarily of expenditures for operations, studies, compensation and consulting costs.

(p) Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For SEC Filers (GAAP definition), excluding smaller reporting companies (SRCs) as defined by the SEC, the ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities including smaller reporting companies, as amended by ASU 2019-10, the ASUs are effect for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not have any leases so there was no impact on its consolidated financial statements upon adoption on 1 January 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. OTHER RECEIVABLES

Other receivables consist of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	$	$
Advances to related parties	—	13,963
GST Receivable	6,833	3,681
Total Other Receivables	6,833	17,644

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Computers	Plant & Equipment	Lab Equipment	TOTAL
	$	$	$	$
Balance at 1 January 2022	4,107	13,188	22,509	39,804
Additions	2,965	—	5,187	8,152
Impact of foreign exchange	(362)	—	(1,690)	(2,052)
Depreciation	(2,783)	(4,937)	(6,206)	(13,926)
Balance at 31 December 2022	3,927	8,251	19,800	31,978
Additions	952	—	27,925	28,714
Impact of foreign exchange	149	—	(431)	(119)
Depreciation	(2,532)	(2,448)	(6,612)	(11,592)
Balance at 30 June 2023	2,332	5,803	40,846	48,981

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	$	$
Amounts due for consulting costs to related parties/directors	342,222	299,907
Amounts due to suppliers	8,738	17,865
Total Accounts Payable	350,960	317,772

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	JUNE 30, 2023	DECEMBER 31, 2022
	$	$
Amounts due to related parties/directors	82,471	71,138
Amounts due to suppliers	18,175	153,765
Total Accrued Expenses	100,646	224,903

7. COMMON STOCK

During the six-month period ended June 30, 2023, the Company raised $35,838 from private placements, via the issue of 391,970 shares.

During the six-month period ended June 30, 2023, the Company issued 725,000 shares in lieu of services received, valued at $36,625.

During the six-month period ended June 30, 2023, the Company did not issue any shares in lieu of invoices received.

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

Warrants

The Company has historically issued warrants to purchase 1,737,499 shares of the Company’s common stock with an exercise price of $0.035 per share and a term of seven years. As at June 30, 2023, 1,351,785 of these warrants are outstanding. The warrants were recorded to additional paid-in capital.

The fair value of the warrants was determined using the Black-Scholes option-pricing method, with the following assumptions:

Warrants
Fair market value of common stock	$0.035
Expected dividend yield	-%
Risk-free interest rate	0.12%
Expected volatility	27.29%
Expected term (in years)	7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. INCOME TAXES

The components of net deferred taxes consisted of the following at June 30, 2023 and December 31, 2022:

	JUNE 30, 2023	DECEMBER 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carry-forward	7,596	7,592
Gross deferred tax assets	7,596	7,592
Less valuation allowance	(7,595)	(7,578)
Total deferred tax assets	1	14
Deferred tax liabilities:
Depreciation	(1)	(14)
Net deferred tax assets	—	—

The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $0.02 million during the period ended June 30, 2023 and decreased by $0.5 million during the year ended December 31, 2022.

The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2023, and December 31, 2022, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	JUNE 30, 2023	DECEMBER 31, 2022

Statutory federal tax (benefit) rate	(21.00)%	(21.00)%
Statutory foreign tax (benefit) rate	(25.00)%	(25.00)%

Weighted average effective tax rate	(23.00)%	(21.00)%

Valuation allowance	23.00%	21.00%

Effective income tax rate	0.00%	0.00%

The Company had available approximately $34.9M (June 2023) and $35.2M (December 2022) of unused net operating loss carryforwards that may be applied against future taxable income. Net operating loss carryforwards that arose in the tax year 2002 and 2001 expired in 2023 and 2022, respectively, for Federal purposes.

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

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. REVENUE

Revenue was first recorded by EESTech in the third quarter of FY2021. Revenue to date relates to the ongoing R&D process with Sasol where EESTech has taken on testing of excess fine coal agglomeration. As at 31 December 2021, revenue was immaterial but it increased throughout FY2022 with the ongoing completion of the contract to complete the testing process and a subsequent purchase order raised, to deliver an Engineering Study, in July 2022 for $417,414. A further invoice has since been raised in February 2023 for $35,500 for additional supplemental work on the Engineering Study.

The first contract entered into with Sasol in February 2021, was for the testing and evaluation of excess fine coal agglomeration processes. Revenue for this performance obligation is recognized over time. The contract is billed based on completion of 3 stages of the fine coal agglomeration and delivery of a report into the testing and evaluation of excess fine coal agglomeration processes. As the testing was performed over time and without a fixed budget, revenue was recognized for the 3 stages of the contract in the amount to which the Company has a right to invoice, on the basis that the Company has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

The 3 stages are as follows:

1)	Evaluation of agglomerates to confirm suitability for gasification – EESTech will be provided with 2 tonnes of fine coal by Sasol for test work from which the Company must produce agglomerates meeting Sasol’s expectations along with providing a basic analysis of the agglomerated material. The Company has fulfilled their requirements of this stage during FY2021, and has recognized revenue related to this performance obligation.

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

The second contract entered into with Sasol in July 2022, requires the delivery of an engineering study into the process of fine coal agglomeration. As the study was to be completed over time and without a fixed budget, revenue was recognized for the 2 phases of the contract in the amount to which the Company has a right to invoice, on the basis that the Company has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date. The 2 phases are as follows:

1)	A comprehensive conceptual engineering design study for Phase 1 of the two-Phase project rollout. Phase 1 comprising the installation of a fine coal briquetting train with a processing capacity of approximately 580ktpa at Sasol’s East facility and then Phase 2 of a similar sized extrusion train at Sasol’s West facility. During FY2022, EESTech has received three payments, each of $83,483 towards the completion of the conceptual engineering design study of Phase 1, with a fourth payment of $83,483 invoiced and received in the March 2023 quarter.

2)	The final scope of services in phase 2 is the delivery of the Engineering Study as the final output. Additional works beyond the original scope and performed in 2023 saw an additional billing of $35,500 in February 2023. The final invoice for the last tranche of $83,483 was issued in March 2023 and subsequently settled in April 2023 to fund the final completion of the Engineering Study . No revenue was recognized in the June 2023 quarter as the Engineering Study is yet to be completed and handed over for sign-off. As such, a corresponding contract liability was recognized in the balance sheet as of June 30, 2023 for the advance payment received from Sasol amounting to $83,483.

Payment for each invoice is typically due 7 days from the date of invoice. There are no warranties or rights of return under this contract.

Costs relating to the completion of the contract are recognized as incurred in line with each stage/phase. Costs are minimal and mainly relate to lab hire and small lab expenses. Larger laboratory expenses have been capitalized and are being depreciated in line with the depreciation policy.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The breakdown of opening and closing revenue for the year from contracts is noted below:

Sasol ($)
Opening balance of Contract Revenue at 1 January 2022	14,130
New Contracts	456,914
Revenue recognized on Contracts for performance obligations satisfied	(296,229)
Difference arising on translation of foreign currency	(7,849)
Closing balance of Contract Revenue at 31 December 2022	166,966
Additional fees for existing contract	35,500
Revenue recognized on Contracts for performance obligations satisfied	(120,792)
Difference arising on translation of foreign currency	2,513
Closing balance of Contract Revenue at 30 June 2023	84,187

10.  NET LOSS PER SHARE

The calculation of basic loss per share has been based on the following loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding.

	Six Months Ended		Three Months Ended
	June 30		June 30
	2023	2022	2023	2022
	$	$	$	$
Loss attributable to ordinary shareholders	(596,614)	(389,127)	(370,241)	(78,607)

Weighted average number of ordinary shares at 1 January	255,858,014	205,677,834	255,858,014	205,677,834
Effect of shares issued in period	17,942,632	40,002,388	17,700,928	34,488,647
Weighted average number of ordinary shares at 30 June	273,800,646	245,689,221	273,558,942	240,166,481
Loss per share	(0.002)	(0.002)	(0.001)	(0.000)

11. RELATED PARTY TRANSACTIONS

(a) Due from related parties

During the period ended June 30, 2023, two directors paid back the Company for advances in the form of credit cards to be able to pay for any expenses. As at June 30, 2023, balances on account from related parties were $nil (December 31, 2022: $13,963).

(b) Due to related parties

As at June 30, 2023, balances owing to related parties were $424,693 (December 31, 2022: $371,045). They were unsecured and non-interest bearing and had no stated terms of repayment. All of these relate to director fees and contractor/consulting costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. ISSUANCE OF SHARES TO EXTINGUISH DEBT

The Company, on occasion, uses shares to extinguish debt. This can be in the form of an invoice or services received. Where an invoice has been received, the shares are valued at the quoted market value on the day of settlement. Any difference between the value of the shares and the net carrying amount of the extinguished debt is recognized in income of the period of extinguishment as losses or gains. For the six-month period ended June 30, 2023, no such shares were issued so no gain or loss was recognized. For the year ended December 31, 2022, a gain of $1,347 has been recognized.

Where shares are issued for services rendered, the Black-Scholes method of valuation is applied and the expense is straight lined over the period of service received. During the six-month period ended June 30, 2023, the Company did not issue any shares of common stock for the extinguishment of debt (2022: Company issued 91,250 shares of common stock for the extinguishment of $2,281 of debt).

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under a month-to-month agreement, and under an operating lease that is renewable annually and expires in December 2023. Rent expense for office space amounted to approximately $660 for both years ended June 30, 2023 and 2022.

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

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

Results of Operations

The following table summarizes our results of operations:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	$	$	$	$
Revenue	120,792	53,877	452	53,877
Total operating expenses	(754,839)	(508,500)	(393,379)	(226,650)
Net loss	(634,047)	(454,623)	(392,927)	(172,773)
Loss per share	(0.002)	(0.002)	(0.001)	(0.000)
Total assets	126,025	629,833	126,025	629,833
Total liabilities	535,793	521,275	535,793	521,275

Six Months Ended 30 June 2023 compared to Six Months Ended 30 June 2022

Net Loss. Our net loss for the six months ended June 30, 2023 and 2022 was $634,047 and $454,623 respectively. There was an increase in revenue for the six months ended June 30, 2023 of $66,915 compared with the same period last year due to the completion of a large amount of work on the trial with Sasol in the quarter compared with the same period last year. The trial started in the third quarter of FY21 with activity on the trial increasing throughout FY22 and into FY23 with the ongoing completion of the testing process. However, this noted increase in revenue of $66,915 was offset by the increase in operating expenses for the same period amounting to $246,339. As such, the overall movement in our net loss is an increase of $179,424.

General Administrative Expenses. Our general administrative expenses for the six months ended June 30, 2023 and 2022 were $754,839 and $508,500 respectively. An increase of $246,339 or 48%. The increase is primarily due to:

●	Legal and accounting fees were $35,060 for the six months ended June 30 2022 and $204,357 for the six months ended June 30, 2023, an increase of $169,297 or 483%. For the six months ended June 30, 2023, there was a significant uplift in legal fees associated with the Form 10 registration statement and additional costs related to becoming a reporting company compared with the same period last year.

●

A new insurance cost of $22,393 and filing fees cost of $25,395 was incurred in the six months ended June 30, 2023 which relates to expenses associated with being a reporting company. There was no comparative cost in the prior period.

●	Laboratory expenses associated with the ongoing research and development costs were $44,789 for the six months ended June 30, 2022 and $62,489 for the six months ended June 30, 2023, an increase of $17,700. These are reflections of the increased costs associated with the Sasol trial which has generated an increase in revenue for the quarters.

Three Months Ended 30 June 2023 compared to Three Months Ended 30 June 2022

Net Loss. Our net loss for the three months ended June 30, 2023 and 2022 was $392,927 and $172,773, respectively. There was a decrease in revenue for the six months ended June 30, 2023 of $53,425 compared with the same period last year as the engineering study is yet to be handed over because there are several design variations that need to be finalized and agreed with Sasol. Moreover, there was an increase in operating expenses for the same period amounting to $167,143. Hence, the overall movement in our net loss is an increase of $220,154.

General Administrative Expenses. Our general administrative expenses for the three months ended June 30, 2023 and 2022 were $393,379 and $226,650, respectively. An increase of $166,729 or 74%. The increase is primarily due to legal and accounting fees which were $8,583 for the three months ended June 30, 2022 and $174,646 for the three months ended June 30, 2023, an increase of $166,063 or 1,935%. For the three months ended June 30, 2023, there was a significant uplift in legal fees associated with the Form 10 registration statement and additional costs related to becoming a reporting company compared with the same period last year.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a cash balance of $27,498 ($642,456 at December 31, 2022).

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended
	June 30,
	2023	2022
	$	$
Net cash used in operating activities	(607,140)	(402,330)

Operating cash outflows have increased primarily due to the increased activity in connection with this registration statement, including increased legal, accounting, audit and consulting costs.

Cash Flow used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended
	June 30,
	2023	2022
	$	$
Net cash used from investing activities	(28,714)	(8,576)

All of the cash used in investing activities in 2021 and 2022 is related to the purchase of fixed assets.

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended
	June 30,
	2023	2022
	$	$
Net cash used from financing activities	35,838	577,563

All of this is related to the issuance of common stock except for the loan repayment of $21,768 to shareholder in 2022.

Project Financing

The Company anticipates funding the Samancor project and any future Sasol project through both debt and issuance of equity capital. The Company intends to establish majority-owned special purpose South African registered companies for each project that should facilitate these project specific funding arrangements.

The Company anticipates that full commissioning of the planned waste facility for the Samancor project will cost approximately $50 million, of which $22 million is anticipated to be expended in the initial twelve months upon obtaining sufficient financing. The project costs are budgeted to include approximately: $16 million for process equipment; $11 million for construction, and site infrastructure and auxiliary equipment; $5 million for rail load out infrastructure; $6 million for electrical instrumentation and automation and fit out; $5 million for site development and project management and engineering; and $7 million for working capital. The Company currently is in discussions with various investment sources and partners to finance the Samancor project. Although there can no assurance as to the financing availability or composition, the Company currently anticipates (a) $35 million of the project to be sourced through debt financing with terms of repayment based in part upon cash flows from the facility upon its completion, and (b) $15 million to be sourced from one or more project partners, through which a locally-owned businesses in South Africa will provide such financing in exchange for entering into service agreements related to the construction or operation of the facility. To the extent that the Company is unable to obtain the full $50 million as planned, the Company will evaluate constructing a facility on a smaller scale based upon a smaller amount of financing. Upon completion and operation of a smaller facility, the Company expects that it will be able to demonstrate performance and generate cash flows to expand the facility within the 10-year term of the Samancor agreement.

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

The fair value of these stock-based compensation and warrants is measured at grant date using the Black-Scholes option pricing model taking into account the terms and conditions upon which the options were granted. This requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the option, the volatility of our common stock price, the vesting period of the option and the risk-free interest rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants.

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

We had an accumulated deficit of $35.8 million as of December 31, 2022 and $36.4 million  as of June 30, 2023, and we will continue to incur significant expenses in the foreseeable future related to the development and commercialization of our business plan. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

The novel coronavirus disease of 2019 (COVID-19) has created significant economic disruption and uncertainty around the world. COVID-19 has impacted us and our customers primarily due to an overall disruption in supply chains and operations. The lingering impact of these conditions on our business is uncertain and will depend on many evolving factors which we continue to monitor but cannot predict, including the duration and scope of the pandemic and its variants, resulting actions taken by governments, businesses and individuals, and the flow-through impact on operations and supply chains. Potential effects of COVID-19 that may adversely impact our future business include limited availability and/or increased cost of components used in our products, reduced demand and/or pricing for our products, inability of our customers to pay for our products, and reduced availability of our consultants. While we continue to monitor the developments surrounding COVID-19 and take actions when possible, to mitigate the business risks involved, the potential effects of COVID-19 on our business, alone or taken together, may pose a material risk to our future operating results and financial condition.

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

As of August 21, 2023, our directors and executive officers beneficially owned 15.9% of our outstanding common stock.   No other person to our knowledge holds more than 5% beneficial ownership in our common stock. Accordingly, our directors and executive officers may be in a position to exercise substantial influence over the Company’s affairs. We cannot assure you that the interests of our directors and executive officers will always align with the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information regarding unregistered securities issued and sold by the Company during the three months ended June 30, 2023:

●	The Company has sold (i) an aggregate of 200,000 shares of common stock at a price of $0.05 per share for total consideration of $10,000 in a series of private placements to investors outside the United States.

●	The Company issued 575,000 shares of common stock to a total of five consultants. These shares were awarded for compensatory purposes and no cash consideration was received by the Company in connection with their issuance.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of EESTech, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed August 26, 2022)

3.2	By-Laws of EESTech, Inc. (dated April 15, 2023) (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 10 filed October 26, 2022)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Form 10-Q for the six month period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Interim Balance Sheets at June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Interim Statements of Operations for the six month periods ended June 30, 2023 and 2022, (iii) Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) for the six month periods ended June 30, 2023 and 2022, (iv) Condensed Consolidated Interim Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022 and (v) Notes to the Condensed Consolidated Interim Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2023	EESTECH, INC.

	By:	/s/ Murray J. Bailey
		Name:	Murray J. Bailey
		Title:	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)