Form 10-Q
period 2023-09-30
EESTech, Inc.
filed 2023-11-14
CIK 1138867

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2023, the number of shares outstanding of the registrant’s common stock, $0.001 par value, was 276,991,955.

TABLE OF CONTENTS

TRADEMARKS AND REFERENCES	i
PART I. FINANCIAL INFORMATION
Item 1. Condensed Interim Consolidated Financial Statements.	1
● Condensed Consolidated Interim Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	1
● Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	2
● Condensed Consolidated Interim Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	3
● Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	4
● Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	21
Item 4. Controls and Procedures.	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	22
Item 1A. Risk Factors.	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities.	28
Item 4. Mine Safety Disclosures.	28
Item 5. Other Information.	28
Item 6. Exhibits.	28
SIGNATURES	28

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheets (Unaudited)

		UNAUDITED	AUDITED
	Note	SEPTEMBER 30,	DECEMBER 31,
		2023	2022
		$	$
ASSETS

Current assets:
Cash		45,646	642,456
Prepaid expenses		32,638	17,834
Other receivables	3	4,926	17,644
Total current assets		83,210	677,934

OTHER NON-CURRENT ASSETS
Property and equipment, net	4	43,467	31,978
Total non-current assets		43,467	31,978

Total assets		126,677	709,912

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	5	422,090	317,772
Accrued expenses	6	149,515	224,903
Contract liability	9	84,187	---
Total current liabilities		655,792	542,675

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 450,000,000 shares authorized; and 276,991,955 shares issued and outstanding at September 30, 2023 and 273,289,914 as at December 31, 2022, respectively		278,167	274,465
Additional paid-in capital		38,592,458	38,323,704
Accumulated deficit		(36,679,332)	(35,773,722)
Accumulated comprehensive loss		(1,567,338)	(1,569,183)
Total stockholders’ equity attributable to EESTech Inc.		623,955	1,255,264
Non-controlling interest in subsidiaries		(1,153,070)	(1,088,027)
Total stockholders’ equity (deficit)		(529,115)	167,237

Total liabilities and stockholders’ equity		126,677	709,912

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

		FOR THE NINE MONTHS	FOR THE NINE MONTHS	FOR THE THREE MONTHS	FOR THE THREE MONTHS
		ENDED	ENDED	ENDED	ENDED
		SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
		2023	2022	2023	2022
				$	$
Revenue recognized from contracts with customers	9	118,425	138,137	—	84,260

Operating expenses:
General administrative		(1,089,078)	(1,013,478)	(336,606)	(505,907)
Total operating expenses		(1,089,078)	(1,013,478)	(336,606)	(505,907)

Loss from operations		(970,653)	(875,341)	(336,606)	(421,647)

Other income (expense):
Unrealized FX gain/(loss) on translation		—	—	—	—
Net loss		(970,653)	(875,341)	(336,606)	(421,647)

Other comprehensive loss:
Other comprehensive gain (loss) , net of tax		1,845	(47,611)	16,906	(21,143)

Total comprehensive loss		(968,808)	(922,952)	(319,700)	(442,790)

Net loss is attributable to:
Owners of EESTech, Inc.		(905,610)	(729,696)	(308,997)	(341,498)
Non-Controlling Interests		(65,043)	(145,645)	(27,609)	(80,149)

Total comprehensive loss for the year is attributable to:
Owners of EESTech, Inc.		(903,765)	(777,307)	(292,091)	(362,641)
Non-Controlling Interests		(65,043)	(145,645)	(27,609)	(80,149)

Net loss per share	10	(0.003)	(0.003)	(0.001)	(0.001)

Weighted average number of common shares outstanding – basic and diluted		274,346,581	250,073,046	273,630,798	240,034,733

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

		Common Stock
	Shares issued Par	Par Value $0.001	Additional paid-in capital	Deficit accumulated during development stage	Accumulated other comprehensive loss	Total Stockholders’ equity (deficit) attributable to EESTech Inc.	Non-Controlling Interests in Subsidiaries	Total equity (deficit)
	No.	$	$	$	$	$	$	$
Balance December 31, 2021	239,001,760	240,175	36,947,291	(34,682,133)	(1,550,394)	954,939	(997,577)	(42,638)

Issuance of stock for Cash	31,087,929	31,096	1,240,921	—	—	1,272,017	—	1,272,017
Issuance of stock for Services	2,378,730	2,373	94,270	—	—	96,643	—	96,643

Net Loss	—	—	—	(729,696)	—	(729,696)	(145,645)	(875,341)
Adjustment for foreign currency translations	—	—	—	—	(47,611)	(47,611)	—	(47,611)
Balance Sept 30, 2022	272,468,419	273,644	38,282,482	(35,441,829)	(1,598,005)	1,546,292	(1,143,222)	403,070

Balance December 31, 2022	273,289,914	274,465	38,323,704	(35,773,722)	(1,569,183)	1,255,264	(1,088,027)	167,237
Issuance of stock for Cash	2,452,041	2,452	186,989	—	—	189,441	—	193,218
Issuance of stock for Services	1,250,000	1,250	81,765	—	—	83,015	—	83,015

Net Loss	—	—	—	(905,610)	—	(905,610)	(65,043)	(970,653)
Adjustment for foreign currency translations	—	—	—	—	1,845	1,845	—	(1,932)
Balance Sept 30, 2023	276,991,955	278,167	38,592,458	(36,679,332)	(1,567,338)	623,955	(1,153,070)	(529,115)

The accompanying notes are an integral part of these financial statements

EESTECH, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows (Unaudited)

		FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
		$	$
Cash flows from operating activities:

Net loss		(970,653)	(875,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	4	16,871	10,608
Shares issued for services and settlement of liabilities	7	83,015	96,643

Changes in assets and liabilities:
Decrease in accrued expenses		(75,388)	(35,266)
Decrease (increase) in other receivables		12,718	(1,792)
Increase in prepaid expenses		(14,804)	(38,957)
Increase in contract liability		84,187
Increase (decrease) in accounts payable		104,318	(52,737)
Net cash used in operations		(759,736)	(896,842)

Cash flows used by investing activities:
Acquisition of plant and equipment	4	(28,714)	(8,242)
Net cash used in investing activities		(28,714)	(8,242)

Cash flows from financing activities:
Issuance of common stock	7	193,218	1,272,016
Loan proceeds from shareholder		10,093	—
Repayments to shareholder		—	(21,768)
Net cash provided by financing activities		203,311	1,250,248

Comprehensive gain (loss) on translation		(11,671)	(50,776)
Net (decrease) increase in cash		(596,810)	294,388
Cash, beginning of period		642,456	416,811
Cash, end of period		45,646	711,199

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for services and extinguishment of debt	7	83,015	96,643

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

The Company has incurred significant losses since inception and expects to continue to incur losses as we advance our tests and development of technologies. The Company had an accumulated deficit of $36.68 million and net working capital of -$0.529 million at September 30, 2023 ts are issued.

The Company has incurred significant losses since inception and expects to continue to incur losses as we advance our tests and development of technologies. The Compan

. Although the Company historically has sold equity for raising working capital from a number of investor sources, on an as and when needed basis, there is no assurance that any additional equity offerings, debt financings, or other non-dilutive third-party funding will be available to us on acceptable terms or at all.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company expects that it may continue to raise working capital through equity placements    until such time the Company has reached a market point where cash flows will be realized through its commercial and operational activities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(e) Cash and Cash Equivalent

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basic and diluted net loss attributable to common holders per share are presented in conformity with the two-class method required for participating securities as the convertible preferred stock are considered participating securities. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Accordingly, for the nine months ended September 30 2023 and 2022, there is no difference in the number of shares used to calculate basic and diluted shares outstanding.

Potentially dilutive securities not included in the calculation of diluted net loss per share because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Warrants outstanding at September 30, 2023	Number of shares warrants will convert to
1,351,785	1,351,785

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company records compensation expense related to stock options issue to non-employees, including consultants based on the fair value of the stock options calculated using the Black-Scholes option pricing model over the service performance period as the equity instruments vest. The Black-Scholes option-pricing model requires the use of highly subjective and complex assumptions, which determining the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. The Company calculates the fair value of options granted by using the Black-Scholes option-pricing model with the following assumptions:

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

(n) Foreign Currency Translation

The reporting currency of the Group is United State Dollars. The functional currency of the Company’s foreign operations is Australian Dollars. The Company translates the foreign currency financial statements of its foreign operations in accordance with generally accepted accounting principles by translating balance sheet accounts at the appropriate historical or current exchange rate on the balance sheet date and the income statement accounts using the prevailing exchange rates at the transaction date. Translation gains and losses are recorded in stockholders’ equity and realized gains and losses are reflected in operations. The translation exchange gain for the Nine-month period ended September 30, 2023, was $1,021 and the translation exchange loss for the year ended December 31, 2022, was $3,972.

(o) Research and Development

Research and development costs are charged to expense as incurred. The Company’s research and development expenses consist primarily of expenditures for operations, studies, compensation and consulting costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(p) Newly Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the balance sheet. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. For SEC Filers (GAAP definition), excluding smaller reporting companies (SRCs) as defined by the SEC, the ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities including smaller reporting companies, as amended by ASU 2019-10, the ASUs are effect for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company does not have any leases so there was no impact on its consolidated financial statements upon adoption on 1 January 2023..

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for AFS debt securities. For an AFS debt security for which there is neither an intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model. Under this model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications unless reasonable expectation of a troubled debt restructuring exists) from the date of initial recognition of that instrument. The ASU also replaces the current accounting model for purchased credit impaired loans and debt securities. The allowance for credit losses for purchased financial assets with a more-than insignificant amount of credit deterioration since origination (“PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described above. Further, the ASU made certain targeted amendments to the existing impairment model for AFS debt securities. For an AFS debt security for which there is neither an intent nor a more-likely-than-not requirement to sell, an entity will record credit losses as an allowance rather than a write-down of the amortized cost basis.

Management is still in the process of assessing the impact of ASU 2016-13. However, management believes that the adoption of the standard would not result in a material adjustment as the Company only has one customer, Sasol, with whom the company has recognized a contractual liability after receiving payment in advance. Other receivables are due from related parties for which the company deems that there are no related credit risks.

3. OTHER RECEIVABLES

Other receivables consist of the following:

	SEPTEMER 30, 2023	DECEMBER 31, 2022
	$	$
Advances to related parties	—	13,963
GST Receivable	4,926	3,681
Total Other Receivables	4,926	17,644

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	Computers	Plant & Equipment	Lab Equipment	TOTAL
	$	$	$	$
Balance at 1 January 2022	4,107	13,188	22,509	39,804
Additions	2,965	—	5,187	8,152
Impact of foreign exchange	(362)	—	(1,690)	(2,052)
Depreciation	(2,783)	(4,937)	(6,206)	(13,926)
Balance at 31 December 2022	3,927	8,251	19,800	31,978
Additions	788	—	27,926	28,714
Impact of foreign exchange	97	—	(451)	(354)
Depreciation	(3,289)	(3,692)	(9,890)	(16,871)
Balance at 30 September 2023	1,523	4,559	37,385	43,467

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which is three to seven years. The Company has no equipment under capital lease.

5. ACCOUNTS PAYABLE

Accounts payable consist of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	$	$
Amounts due for consulting costs to related parties/directors	342,581	299,907
Amounts due to suppliers	79,509	17,865
Total Accounts Payable	422,090	317,772

6. ACCRUED EXPENSES

Accrued expenses consist of the following:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	$	$
Amounts due to related parties/directors	102,471	71,138
Amounts due to suppliers	47,044	153,765
Total Accrued Expenses	149,515	224,903

7. COMMON STOCK

During the nine-month period ended September 30, 2023, the Company raised $189,441 from private placements, via the issue of 2,452,041 shares.

During the nine-month period ended September 30, 2023, the Company issued 1,250,000 shares in lieu of services received, valued at $83,015.

During the nine-month period ended September 30, 2023, the Company did not issue any shares in lieu of invoices received.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

The Company has historically issued warrants to purchase 1,737,499 shares of the Company’s common stock with an exercise price of $0.035 per share and a term of seven years. As at September 30, 2023, 1,351,785 of these warrants are outstanding. The warrants were recorded to additional paid-in capital.

The fair value of the warrants was determined using the Black-Scholes option-pricing method, with the following assumptions:

Warrants
Fair market value of common stock	$0.035
Expected dividend yield	-%
Risk-free interest rate	0.12%
Expected volatility	27.29%
Expected term (in years)	7

8. INCOME TAXES

The components of net deferred taxes consisted of the following at September 30, 2023 and December 31, 2022:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022
	$’000	$’000
Deferred tax assets:
Net operating loss carry-forward	7,721	7,592
Gross deferred tax assets	7,721	7,592
Less valuation allowance	(7,720)	(7,578)
Total deferred tax assets	1	14
Deferred tax liabilities:
Depreciation	(1)	(14)
Net deferred tax assets	—	—

The Company has provided a full valuation allowance on the net deferred tax assets. The valuation allowance increased by $0.10 million during the period ended September 30, 2023 and decreased by $0.5 million during the year ended December 31, 2022.

The Company utilizes ASC 740, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At September 30, 2023, and December 31, 2022, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

	SEPTEMBER 30, 2023	DECEMBER 31, 2022

Statutory federal tax (benefit) rate	(21.00)%	(21.00)%
Statutory foreign tax (benefit) rate	(25.00)%	(25.00)%

Weighted average effective tax rate	(23.00)%	(23.00)%

Valuation allowance	23.00%	23.00%

Effective income tax rate	0.00%	0.00%

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had available approximately $35.8M (September 2023) and $35.2M (December 2022) of unused net operating loss carryforwards that may be applied against future taxable income. Net operating loss carryforwards that arose in the tax year 2002 and 2001 expired in 2023 and 2022, respectively, for Federal purposes.

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

The first contract with Sasol was for the testing of excess fine coal agglomeration processes. Revenue for this performance obligation is recognized over time. The contract is billed based on completion of 3 stages of the fine coal agglomeration. As the testing was performed over time and without a fixed budget, revenue was recognized for the 3 stages of the contract in the amount to which the Company has a right to invoice, on the basis that the Company has a right to consideration from the customer in an amount that corresponds directly with the value to the customer of the Company’s performance completed to date.

The 2 stages are as follows:

1)	Evaluation of agglomerates to confirm suitability for gasification – EESTech will be provided with 2 tonnes of fine coal by Sasol for test work from which the Company must produce agglomerates meeting Sasol’s expectations along with providing a basic analysis of the agglomerated material. The Company has fulfilled their requirements of this stage during FY2021 and has recognized revenue related to this performance obligation.

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

The second contract requires the delivery of an engineering study into the process of fine coal agglomeration. For this 2 phase rollout, revenue was recognized over time, using an input method to recognize revenue on the basis of the Company’s inputs to the satisfaction of the performance obligation relative to the total expected inputs to the satisfaction of that performance obligation. The 2 phases are as follows:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2)	The final scope of services in phase 2 is the delivery of the Engineering Study as the final output. Additional works done in 2023 saw an additional billing of $35,500 in February 2023. The final invoice for the last tranche of $83,483 was issued in March 2023 and subsequently settled in April 2023 to fund the final completion of the Engineering Study. No revenue was recognized as the Engineering Study is yet to be completed and handed over for sign-off. As such, a corresponding contract liability was recognized in the balance sheet as of June 30, 2023 for the advance payment received from Sasol amounting to $83,483.

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

The breakdown of opening and closing revenue for the year from contracts is noted below:

Sasol ($)
Opening balance of Contract Revenue at 1 January 2022	14,130
New Contracts	456,914
Revenue recognized on Contracts for performance obligations satisfied	(296,229)
Difference arising on translation of foreign currency	(7,849)
Closing balance of Contract Revenue at 31 December 2022	166,966
Additional fees for existing contract	35,500
Revenue recognized on Contracts for performance obligations satisfied	(118,425)
Difference arising on translation of foreign currency	(146)
Closing balance of Contract Revenue at 30 September 2023	84,187

10.  NET LOSS PER SHARE

The calculation of basic loss per share has been based on the following loss attributable to ordinary shareholders and the weighted average number of ordinary shares outstanding.

	Nine Months Ended September 30		Three Months Ended September 30
	2023	2022	2023	2022
	$	$	$	$
Loss attributable to ordinary shareholders	(905,610)	(729,696)	(308,997)	(341,498)

Weighted average number of ordinary shares at 1 January	255,858,014	205,677,834	255,858,014	205,677,834
Effect of shares issued in period	18,488,567	44,395,212	17,772,784	34,356,899
Weighted average number of ordinary shares at 30 September	274,346,581	250,073,046	273,630,798	240,034,733
Loss per share	(0.003)	(0.003)	(0.001)	(0.001)

11. RELATED PARTY TRANSACTIONS

(a) Due from related parties

During the period ended September 30, 2023, two directors paid back the Company for advances in the form of credit cards to be able to pay for any expenses. As at September 30, 2023, there were no amounts due from related parties (December 31, 2022: $13,963).

(b) Due to related parties

As at September 30, 2023, balances owing to related parties were $445,052 (December 31, 2022: $371,045). They were unsecured and non-interest bearing and had no stated terms of repayment. All of these relate to director fees and contractor/consulting costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. ISSUANCE OF SHARES TO EXTINGUISH DEBT

The Company, on occasion, uses shares to extinguish debt. This can be in the form of an invoice or services received. Where an invoice has been received, the shares are valued at the quoted market value on the day of settlement. Any difference between the value of the shares and the net carrying amount of the extinguished debt is recognized in income of the period of extinguishment as losses or gains. For the nine-month period ended September 30, 2023, no such shares were issued so no gain or loss was recognized. For the year ended December 31, 2022, a gain of $1,347 has been recognized.

Where shares are issued for services rendered, the Black-Scholes method of valuation is applied and the expense is straight lined over the period of service received. During the nine-month period ended September 30, 2023, the Company did not issue any shares of common stock for the extinguishment of debt (2022: Company issued 91,250 shares of common stock for the extinguishment of $2,281 of debt).

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under a month-to-month agreement, and under an operating lease that is renewable annually and expires in December 2023. Rent expense for office space amounted to approximately $660 for both nine-months ended September 30, 2023 and 2022.

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

The Company has been in the developmental stage since its inception.

Results of Operations

The following table summarizes our results of operations:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	$	$	$	$
Revenue	118,425	138,137	----	84.260
Total operating expenses	(1,089,078)	(1,013,478)	(336,606)	(505,907)
Net loss	(970,653)	(875,341)	(336,606)	(421,647)
Loss per share	(0.003)	(0.003)	(0.001)	(0.001)
Total assets	126,677	863,497	126,677	863,497
Total liabilities	655,792	460,428	655,792	460,428

Nine Months Ended 30 September 2023 compared to Nine Months Ended 30 September 2022

Net Loss. Our net loss for the nine months ended September 30, 2023 and 2022 was $970,653 and $875,341 respectively. There was a decrease in revenue for the nine months ended September 30, 2023 of $19,712 compared with the same period last year due to the pending delivery of the engineering study to Sasol. The trial started in the third quarter of FY21 with activity on the trial increasing throughout FY22 and into FY23 with the ongoing completion of the testing process. Operating expenses likewise increased by $75,600 for the nine months ended September 2023 compared to the same period in 2022.

General Administrative Expenses. Our general administrative expenses for the nine months ended September 30, 2023 and 2022 were $1,089,078 and $1,013,478 respectively. An increase of $75,600 or 7%. The increase is primarily attributable to the increase in accounting fees by $89,488 (2023: $149,903; 2022: 60,445). This increase was partially offset by savings on legal fees by $16,979.

Three Months Ended 30 September 2023 compared to Three Months Ended 30 September 2022

Net Loss. Our net loss for the three months ended September 30, 2023 and 2022 were $336,606 and $421,647, respectively. There was no revenue recognized for the three months ended September 30, 2023 since the engineering study is yet to be handed over because there are several design variations that need to be finalized and agreed with Sasol.

General Administrative Expenses. Our general administrative expenses for the three months ended September 30, 2023 and 2022 were $336,606 and $505,907, respectively. A decrease of $169,301 or 33%. The decrease is primarily due to legal fees which were $11,587 and $165,175 for the three months ended September 30, 2023 and September 30, 2022, respectively (decreased by $153,588). There was also a one-time expense related to patent amounting to $10,323 in 2022.

Liquidity and Capital Resources

As of September 30, 2023, the Company had a cash balance of $45,646 ($642,456 at December 31, 2022).

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022, were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	$	$
Net cash used in operating activities	(759,736)	(896,842)

Operating cash outflows have decreased primarily due to the decrease in accounting and consulting costs.

Cash Flow from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022, were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	$	$
Net cash used in investing activities	(28,714)	(8,242)

All of the cash used in investing activities in 2023 and 2022 related to the purchase of fixed assets.

Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 and 2022 , were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	$	$
Net cash provided by financing activities	203,311	1,250,248

All of this is related to the issuance of common stock except for the loan proceeds from a shareholder amounting to $10,093 in 2023 and loan repayment of $21,768 to shareholder in 2022.

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

However, both models will only be initiated when contract assured cash flows are confirmed..

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

We had an accumulated deficit of $35.8 million as of December 31, 2022 and $36.7 million as of September 30, 2023, and we will continue to incur significant expenses in the foreseeable future related to the development and commercialization of our business plan. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

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

We present our financial statements in U.S. Dollar (“US$”). However, a significant portion of our expenses and revenue are and will be denominated in non-US$ currencies, in particular the Australian dollar (“A$”). As a result, there is the potential that our financial results will be exposed to movements of the US$ against these foreign currencies. The risk may be increased where the foreign currency against the US$ becomes more volatile, for example, due to economic, political factors, or significant events that may occur in the jurisdictions of those foreign currencies.

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

As of November 14, 2023, our directors and executive officers beneficially owned 15.7% of our outstanding common stock. No other person to our knowledge holds more than 5% beneficial ownership in our common stock. Accordingly, our directors and executive officers may be in a position to exercise substantial influence over the Company’s affairs. We cannot assure you that the interests of our directors and executive officers will always align with the interests of other holders of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information regarding unregistered securities issued and sold by the Company during the three months ended September 30, 2023:

●	The Company has sold (i) an aggregate of 500,000 shares of common stock at a price of $0.10 per share for total consideration of $50,000 in a series of private placements to investors outside the United States, (iv) 250,000 shares of common stock at a price of $0.10 per share for total consideration of $25,000 in a series of private placements to investors outside the United States, (v) 534,433 shares of common stock at a price of $0.06 per share for total consideration of $32,066 in a series of private placements to investors outside the United States, (vi) 532,050 shares of common stock at a price of $0.06 per share for total consideration of $31,923 in a series of private placements to investors outside the United States, (vii) 243,588 shares of common stock at a price of $0.06 per share for total consideration of $14,615 in a series of private placements to investors outside the United States,

●	The Company issued 525,000 shares of common stock to a total of two consultants. These shares were awarded for compensatory purposes and no cash consideration was received by the Company in connection with their issuance.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of EESTech, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 10 filed August 26, 2022)

3.2	By-Laws of EESTech, Inc. (dated April 15, 2023) (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 10 filed October 26, 2022)

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Form 10-Q for the nine month period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (Inline XBRL): (i) Condensed Consolidated Interim Balance Sheets at September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Interim Statements of Operations for the nine month periods ended September 30, 2023 and 2022, (iii) Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) for the nine month periods ended September 30, 2023 and 2022, (iv) Condensed Consolidated Interim Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022 and (v) Notes to the Condensed Consolidated Interim Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2023	EESTECH, INC.

	By:	/s/ Murray J. Bailey
		Name:	Murray J. Bailey
		Title:	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)